Form 10-Q
period 2006-01-31
EURO CURRENCY TRUST
filed 2006-03-22
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_________________

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-32694

Euro Currency Trust
Sponsored by Rydex Specialized Products LLC,
d/b/a Rydex Investments
(Exact name of registrant as specified in its charter)

New York	No. 20-3613421
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9601 Blackwell Road, Suite 500
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

EURO CURRENCY TRUST

Item 1.      FINANCIAL STATEMENTS

Euro Currency Trust

Statement of Financial Condition

at January 31, 2006 (Unaudited) and
December 5, 2005 (Date of Inception)

	January 31, 2006	December 5, 2005
Assets
Current Assets
Euro deposits	$103,343,000	$118
Receivable from accrued interest	175,695	--
Receivable for redeemable capital shares sold	5,689	--

Total Assets	$103,524,384	$118

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$33,805	$--

Total Liabilities	33,805	--
Commitments and Contingent Liabilities (note 7)
Redeemable Capital Shares, at redemption value, no par value,
8,500,000 authorized - 850,000 issued and outstanding	103,490,579	118
Shareholders’ Equity - Retained Earnings and Cumulative Translation Adjustment	--	--
Total Liabilities and Shareholders’ Equity	$103,524,384	$118

See Notes to Financial Statements.

Euro Currency Trust

Statement of Income and Comprehensive Income

For the period from December 5, 2005 (Date of Inception)
to January 31, 2006 (Unaudited)

Income
Interest Income	$289,141

Total Income	289,141
Expenses
Sponsor’s fee	(48,478)

Total Expenses	(48,478)
Net Income	$240,663

Other Comprehensive Income Currency Translation Adjustment	1,956

Total Comprehensive Income	$242,619

Earnings per share	$0.35
Weighted-average Shares Outstanding	687,931
Cash Dividends per Share	$0.14

See Notes to Financial Statements.

Euro Currency Trust

Statement of Changes in Shareholders’ Equity

For the period from December 5, 2005 (Date of Inception)
to January 31, 2006 (Unaudited)

Retained Earnings Balance, Beginning of Period	$--
Net Income	240,623
Dividends from Net Investment Income	(95,040)
Adjustment of redeemable capital shares to redemption value	(145,623)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	1,956
Adjustment of redeemable capital shares to redemption value	(1,956)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

Euro Currency Trust

Statement of Cash Flows

For the period from December 5, 2005 (Date of Inception)
to January 31, 2006 (Unaudited)

January 31,2006
Cash flows from operating activities
Cash received for interest income	$109,678
Cash paid for expenses	(14,638)

Net cash provided by operating activities	95,040
Cash flows from financing activities
Cash received on issuance of redeemable shares	103,343,000
Cash paid to redeem redeemable shares	(118)
Cash paid for distributions	(95,040)

Net cash provided by financing activities	103,247,842
Increase in cash	103,342,882
Cash at beginning of period	118

Cash at end of period	$103,343,000

Reconciliation of net income to net cash provided by operating activities
Net income	$240,663
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(175,695)
Increase in receivable for redeemable capital shares sold	(5,689)
Currency translation adjustment	1,956
Increase in accrued sponsor fee	33,805

Net cash provided by operating activities	$95,040

See Notes to Financial Statements.

Notes to Financial Statement

1. Organization and Description of the Trust

        The Euro Currency Trust (the “Trust”) was formed under the laws of the state of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a/ “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of the Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

        The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of euro. The Trust’s assets consist only of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”), to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to shareholders on a monthly basis. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The balance sheet as of December 5, 2005 is derived from audited financial statements. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed on December 6, 2005.

2. Significant Accounting Policies

A. Euro Deposits

        Euro Deposits consists of a euro-denominated, interest-bearing demand account and a euro-denominated, non-interest-bearing account.

	Euro Amount	US Dollar Amount
Balance at the opening of business on December 5, 2005	100	$118
Currency value of Shares redeemed	(100)	(118)
Currency value of Shares issued	85,000,000	103,343,000

Balance at close of business on January 31, 2006	85,000,000	$103,343,000

B. Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

C. Foreign Currency Translation

        The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 3. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

        The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. dollar is the reporting currency. As a result, the financial statements are translated from euro to U.S. dollars. Any currency translation adjustment is included in comprehensive income.

D. Federal Income Taxes

        The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares of the Trust.

        Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro-rata shares of the Trust’s expenses. In the case of a U.S. Shareholder that acquires Shares as part of a creation of a Basket, the delivery of euro to the Trust in exchange for the Shares will not be a taxable event to the Shareholder. With respect to the increase in the amount of the U.S. Shareholder’s share of the euro held in the Trust that results from such a delivery, the Shareholder’s aggregate tax basis (as determined immediately after such delivery) in those euro that are held in the Trust and that are attributable to such increase, and the Shareholder’s aggregate tax basis in the Shares received upon such delivery, will each be the same as the Shareholder’s aggregate tax basis (as determined immediately prior to such delivery) in the euro that are delivered by the Shareholder to the Trust.

        Any Shares that are received by a U.S. Shareholder to evidence the Shareholder’s pro-rata share of any interest earnings of the Trust generally will have a tax basis equal to the USD-equivalent of the amount of the Shareholder’s pro-rata share of the interest earnings.

        The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable share of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

        Redemption of some or all of a U.S. Shareholder’s Shares in exchange for the underlying euro represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the euro received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the euro held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. In determining the portion of the U.S. Shareholder’s total tax basis in the euro held in the Trust that is attributable to the Shares redeemed, the U.S. Shareholder generally will be required to use the method, if any, that it has used previously to determine the tax basis of nonfunctional currency amounts withdrawn from accounts with a bank or other financial institution. A subsequent sale of the euro received by the Shareholder will be a taxable event.

        In the case of a U.S. Shareholder that uses the U.S. dollar as its functional currency, any gain or loss recognized by such U.S. Shareholder upon the sale of Shares, or upon the sale of euro by the Trust, generally will be treated under Internal Revenue Code section 988 as ordinary income or loss for U.S. federal income tax purposes. The share of any interest income earned by the Trust that is allocable to a U.S. Shareholder will be treated as ordinary income for U.S. federal income tax purposes.

        The Trust does not expect to generate taxable income except for gain (if any) upon the sale of euro and interest income. A Non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of euro by the Trust, unless: (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States.

        A Non-U.S. Shareholder’s share of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such Non-U.S. Shareholder are effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States.

E. Revenue Recognition

        Interest on the primary deposit account accrues daily as earned and is received on a monthly basis.

F. Dividends

        To the extent that the interest earned by the Trust exceeds the Trust’s expenses, dividends will be paid monthly.

3. Redeemable Capital Shares

        Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets of 50,000 Shares in exchange for euro. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Authorized Participants, as defined below, are the only persons that may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in the prescribed aggregations of 50,000 Share Baskets.

        Due to expected continuing sales and redemption of capital stock and the three-day period for settlement of the Shares, the Trust reflects Shares sold as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital shares at redemption value are recorded against retained earnings, or in the absence of retained earnings, by charges against the cumulative translation adjustment.

        Activity in redeemable capital Shares is as follows:

	Shares	US Dollar Amount
Balance at the opening of business on December 5, 2005	1	$118
Shared redeemed	(1)	(118)
Shares issued	850,000	103,343,000
Adjustment to redemption value	--	147,579

Balance at close of business on January 31, 2006	850,000	$103,490,579

        The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the euro in U.S. dollars based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s euro, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

4. Sponsor’s Fee

        The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

        The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $1,000,000 when the Trust was formed.

        In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

5. Related Parties

        The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor has paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 4.

6. Concentration Risk

        All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the price of euro will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares.

7. Commitments and Contingencies

        Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

        The value of the Shares relates directly to the value of the euro held by the Trust and fluctuations in the price of euro could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Prospectus for a description of other risks and uncertainties that may affect an investment in the Shares.

        The discussion and analysis which follows may contain statement that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Trust Overview

        Euro Currency Trust is a grantor trust that was formed on December 5, 2005. The Trust issues Baskets of Shares in exchange for deposits of euro and distributes euro in connection with the redemption of Baskets.

        The Trust is a passive investment vehicle. The Trust does not have any officers, directors, or employees. The investment objective of the Trust is for the Shares to reflect the price of euro plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of euro.

        The Shares of the Trust began trading on the NYSE under the ticker symbol “FXE” on December 12, 2005. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value, Valuation of Euro

        The NAV of the Trust is the aggregate value, expressed in U.S. dollars, of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding business day accrued but unpaid interest, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any.

        The NAV is expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

        The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com.

        The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding euro (expressed as a multiple of 100 euro – Noon Buying Rate x 100):

Liquidity

        The Sponsor is not aware of any trends, demands, conditions or events that are reasonable likely to result in material changes to the Trust’s liquidity needs. The Depository maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily at an initial annual nominal rate of EONIA minus 27 basis points and is paid monthly. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

        In exchange for a fee the Sponsor has agreed to assume most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus any other Trust expenses. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will convert the excess into USD at a prevailing market rate and distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
12/30/2006	$ 0.1267	$ 118.56	0.11%	1.60%
1/31/2006	$ 0.1734	$ 121.75	0.14%	1.65%

	$ 0.3002	$ 121.75	0.25%	1.61%

Critical Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.

        In addition to the description below and for further descriptions, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

        The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading.

        The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation.

Results of Operations

        On December 5, 2005, the date of formation of the Trust, the Depository received 15,000,000 euro on behalf of the Trust in exchange for 150,000 Shares. Trading in the Shares of the Trust on the NYSE commenced on December 12, 2005. Through January 31, 2006 an additional 700,000 Shares were created in exchange for 70,000,000 euro, and the seed capital of 100 euro was redeemed.

        As of January 31, 2006 the amount of euro owned by the Trust was 85,000,000 resulting in a value of $103,343,000, based on Noon Buying Rate on January 31, 2006.

Movements in the Price of Euro

        The investment objective of the Trust is for the Shares to reflect the price of the euro. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share will represent a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in US dollars per euro over the period from February 1, 2005 to January 31, 2006, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

        Historical values of the Noon Buying can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

Item 4. CONTROLS AND PROCEDURES

        The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 1A. Risk Factors

        This item requires disclosure of any material changes from the risk factors previously disclosed in a registrant’s most recent Form 10-K. The Trust was formed on December 5, 2005 and has not filed a Form 10-K. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2005 (File No. 333-125581) (the “Registration Statement”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (a)        On December 5, 2005, the Sponsor deposited 100 euro in the Trust’s primary deposit account in exchange for one Share solely for purposes of forming the Trust and preparing audited financial statements in the Registration Statement. As described in Item 2(c) below, the Sponsor redeemed the Share for 100 euro immediately after the Registration Statement was declared effective.

        (b)        Not applicable.

        (c)        On December 8, 2005, the Trust’s Registration Statement was declared effective and the Sponsor redeemed for 100 euro the Share it received when it deposited 100 euro in the primary deposit account to form the Trust. No other Shares have been redeemed through January 31, 2006.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF EURO CURRENCY TRUST

Date: March 22, 2006	By: /s/ NICK BONOS
Nick Bonos
Chief Financial Officer
(principal financial officer)