Form 10-Q
period 2006-04-30
EURO CURRENCY TRUST
filed 2006-06-14
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_________________

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
or
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

EURO CURRENCY TRUST
Index

Item 1.      FINANCIAL STATEMENTS

Euro Currency Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2006	December 5, 2005 [Date of Inception]
Assets
Current Assets
Euro deposits	$580,704,000	$118
Receivable from accrued interest	1,123,730	--

Total Assets	$581,827,730	$118

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$172,622	$--

Total Liabilities	172,622
Commitments and Contingent Liabilities (note 7)
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 4,600,000 issued and outstanding	581,655,108	118
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--
Total Liabilities and Shareholders’ Equity	$581,827,730	$118

See Notes to Financial Statements.

Euro Currency Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2006	December 5, 2005 [Date of inception]
Income		to April 30, 2006
Interest Income	$2,188,028	$2,475,099

Total Income	2,188,028	2,475,099
Expenses
Sponsor’s fee	(320,463)	(368,231)

Total Expenses	(320,463)	(368,231)
Net Income	$1,867,565	$2,106,868

Other Comprehensive Income
Currency translation adjustment	83,841	99,348

Total Comprehensive Income	$1,951,406	$2,206,216

Earnings per share	$0.64	$1.03
Weighted-average Shares Outstanding	2,918,539	2,038,435
Cash Dividends per Share	$0.38	$0.59

See Notes to Financial Statements.

Euro Currency Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

December 5, 2005 [Date of Inception] to April 30, 2006
Retained Earnings Balance, Beginning of Period	$--
Net Income	2,106,868
Dividends from Net Investment Income	(1,198,589)
Adjustment of redeemable capital shares to redemption value	(908,279)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	99,348
Adjustment of redeemable capital shares to redemption value	(99,348)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

Euro Currency Trust

Statement of Cash Flows

(Unaudited)

December 5, 2005 [Date of Inception] to April 30, 2006
Cash flows from operating activities
Cash received for interest income	$1,401,972
Cash paid for expenses	(203,383)

Net cash provided by operating activities	1,198,589
Cash flows from financing activities
Cash received on issuance of redeemable shares	554,554,278
Cash paid to redeem redeemable shares	(118)
Cash paid for distributions	(1,198,589)

Net cash provided by financing activities	553,355,571
Increase in cash	554,554,160
Cash at beginning of period	118
Adjustment to period cash flows due to currency movement	26,149,722
Cash at end of period	$580,704,000

Reconciliation of net income to net cash provided by operating activities
Net income	$2,106,868
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(1,123,730)
Currency translation adjustment	42,829
Increase in accrued sponsor fee	172,622

$1,198,589

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

2. Significant Accounting Policies

A. Euro Deposits

        Euro Deposits consists of a euro-denominated, interest-bearing demand account and a euro-denominated, non-interest-bearing account.

	Three months ended April 30, 2006		Period from December 5, 2005 [Date of Inception] thru April 30, 2006
	Euro Amount	US Dollar Amount	Euro Amount	US Dollar Amount
Opening balance	85,000,000	$103,343,000	100	$118
Currency value of Shares redeemed	--	--	(100)	(118)
Currency value of Shares issued	375,000,000	453,060,674	460,000,000	554,554,278
Adjustment to period cash flows due to currency	--	24,300,326	--	26,149,722

Ending Balance	460,000,000	580,704,000	460,000,000	580,704,000

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

        The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. dollar is the reporting currency. As a result, the financial statements are translated from euro to U.S. dollars. The Noon Buying rate on the last day of the period is used for translation in the statements of financial condition. The average Noon Buying Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

D. Federal Income Taxes

        The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares of the Trust.

        Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro-rata shares of the Trust’s expenses. The acquisition of shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

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

F. Dividends

        To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the trust will distribute, as a dividend, the excess interest earned in euro. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on pro rata basis (in accordance with the number of shares that they own).

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

        Activity in redeemable capital Shares is as follows:

	Three months ended April 30, 2006		Period from December 5, 2005 [Date of Inception] thru April 30, 2006
	Shares	US Dollar Amount	Shares	US Dollar Amount
Opening balance	850,000	$103,490,579	1	$118
Shared redeemed	--	--	(1)	(118)
Shares issued	3,750,000	453,385,294	4,600,000	554,916,881
Adjustment to period cash flows due to currency
movement	--	24,779,235	--	26,738,227

Ending Redemption Balance	4,600,000	581,655,108	4,600,000	581,655,108

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

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The Shares of the Trust began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXE” on December 12, 2005. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value, Valuation of Euro

        The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. dollars, of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding business day accrued but unpaid interest, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any.

        The NAV is expressed in U.S. dollars (“USD”) based on the Noon Buying Rate as determined and announced by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. During the quarter ended April 30, 2006, a Noon Buying Rate was determined and announced by the Federal Reserve Bank of New York by 2:00 PM New York time on each day that the NYSE was open. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

        The Sponsor is not aware of any trends, demands, conditions or events that are reasonable likely to result in material changes to the Trust’s liquidity needs. The Depository of the Trust, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily at an initial annual nominal rate of EONIA minus 27 basis points and is paid monthly. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

        In exchange for a fee which accrues daily at an annual nominal rate of 0.40% of the euro in the Trust, the Sponsor has agreed to assume most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus any other Trust expenses. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will convert the excess into USD at a prevailing market rate and distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/3/06	$ 0.1267	$ 119.82	0.11%	1.59%
2/1/06	$ 0.1734	$ 120.93	0.14%	1.67%
3/1/06	$ 0.1563	$ 119.00	0.13%	1.69%
4/3/06	$ 0.1934	$ 121.26	0.16%	1.74%
5/1/06	$ 0.2066	$ 126.08	0.16%	1.97%

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

        The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate, which is the USD /euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading.

        The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation.

Results of Operations

        The Trust was formed on December 5, 2005. The Depository received 15,000,000 euro on behalf of the Trust in exchange for 150,000 Shares on December 8, 2005. Trading in the Shares of the Trust on the NYSE commenced on December 12, 2005. Through April 30, 2006 an additional 5,900,000,000 Shares were created in exchange for 590,000,000 euro, and the seed capital of 100 euro was redeemed.

        As of April 30, 2006 the amount of euro owned by the Trust was 460,000,000, resulting in a value of $581,655,108, based on Noon Buying Rate on April 30, 2006.

Movements in the Price of Euro

        The investment objective of the Trust is for the Shares to reflect the price of the euro. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share will represent a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD per euro over the quarterly period from May 1, 2005 to April 30, 2006, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

        Historical values of the Noon Buying can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 4.      CONTROLS AND PROCEDURES

        The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

        (b) Not applicable.

        (c) On December 8, 2005, the Trust’s Registration Statement was declared effective and the Sponsor redeemed for 100 euro the Share it received when it deposited 100 euro in the primary deposit account to form the Trust. No other Shares have been redeemed through April 30, 2006.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF EURO CURRENCY TRUST
Date: June 14, 2006	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)