Form 10-Q
period 2006-07-31
EURO CURRENCY TRUST
filed 2006-09-14
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_________________

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

or

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

Euro Currency Trust
(Former name, former address and former fiscal year, if changed since last report)

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

EURO CURRENCY TRUST
Index

Item 1.      FINANCIAL STATEMENTS

Euro Currency Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2006	December 5, 2005 [Date of Inception]
Assets
Current Assets
Euro deposits	$644,582,000	$118
Receivable from accrued interest	1,413,425	--

Total Assets	$645,995,425	$118

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor's fee	$219,225	$--

Total Liabilities	219,225	--
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 5,050,000 issued and outstanding	645,776,200	118
Shareholders' Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$645,995,425	$118

See Notes to Financial Statements.

Euro Currency Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2006	December 5, 2005 [Date of Inception] to July 31, 2006
Income
Interest income	$4,236,055	$6,629,978

Total Income	4,236,055	6,629,978
Expenses
Sponsor’s fee	(697,846)	(1,051,867)

Total Expenses	(697,846)	(1,051,867)
Net Income	$3,538,209	$5,578,111

Other Comprehensive Income
Currency translation adjustment	14,473	205,254

Total Comprehensive Income	$3,552,682	$5,783,365

Earnings per share	$0.65	$1.66
Weighted-average Shares Outstanding	5,452,174	3,352,510
Cash Dividends per Share	$0.61	$1.32

See Notes to Financial Statements.

Euro Currency Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

December 5, 2005 [Date of Inception] to July 31, 2006
Retained Earnings Balance, Beginning of Period	$--
Net Income	5,578,111
Dividends from Net Investment Income	(4,426,294)
Adjustment of redeemable capital shares to redemption value	(1,151,817)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	205,254
Adjustment of redeemable capital shares to redemption value	(205,254)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

Euro Currency Trust

Statement of Cash Flows

(Unaudited)

December 5, 2005 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for interest income	$5,266,716
Cash paid for expenses	(840,422)

Net cash provided by operating activities	4,426,294
Cash flows from financing activities
Cash received on issuance of redeemable shares	769,437,500
Cash paid to redeem redeemable shares	(147,732,123)
Cash paid for distributions	(4,426,294)

Net cash provided by financing activities	617,279,083
Increase in cash	621,705,377
Cash at beginning of period	118
Adjustment to period cash flows due to currency movement	22,876,505

Cash at end of period	$644,582,000

Reconciliation of net income to net cash provided by operating activities
Net income	$5,578,111
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(1,413,425)
Currency translation adjustment	42,383
Increase in accrued sponsor fee	219,225

Net cash provided by operating activities	$4,426,294

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of the Trust

        Euro Currency Trust (the “Trust”) was formed under the laws of the state of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of the Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

        The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the euro. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The Trust’s assets primarily consist of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to shareholders on a monthly basis.

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

2. Significant Accounting Policies

A. Euro Deposits

        Euro Deposits consist of a euro-denominated, interest-bearing demand account and a euro-denominated, non-interest-bearing account.

	Three months ended July 31, 2006		Period from December 5, 2005 [Date of Inception] to July 31, 2006
	Euro Amount	US Dollar Amount	Euro Amount	US Dollar Amount
Opening balance	460,000,000	$580,704,000	100	$118
Currency value of euro redeemed	(120,000,000)	(152,544,000)	(120,000,100)	(147,732,123)
Currency value of euro deposited	165,000,000	209,748,000	625,000,000	769,437,500
Adjustment to period cash flows due to currency movement	--	6,674,000	--	22,876,505

Ending Balance	505,000,000	$644,582,000	505,000,000	$644,582,000

B. Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

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

        The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. dollar is the reporting currency. As a result, the financial statements are translated from euro to USD. The Noon Buying Rate on the last day of the period is used for translation in the statements of financial condition. The average Noon Buying Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

D. Federal Income Taxes

        The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares (“Shareholders”) of the Trust.

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

3. Redeemable Capital Shares

        Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets of 50,000 Shares in exchange for euro. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in the prescribed aggregations of 50,000-Share Baskets.

        Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital shares at redemption value are recorded against retained earnings, or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

        Activity in redeemable capital Shares is as follows:

	Three months ended July 31, 2006		Period from December 5, 2005 [Date of Inception] to July 31, 2006
	Shares	US Dollar Amount	Shares	US Dollar Amount
Opening balance	4,600,000	$581,655,108	1	$118
Shares redeemed	(1,200,000)	(152,715,208)	(1,200,001)	(147,897,930)
Shares issued	1,650,000	209,880,036	6,250,000	769,935,659
Adjustment to period Shares due to currency
movement and other	--	6,956,264	--	23,738,353

Ending Redemption Balance	5,050,000	$645,776,200	5,050,000	$645,776,200

        The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the euro in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s euro, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

        In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

6. Concentration Risk

        All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the price of euro to USD exchange rate will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares.

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

        The discussion and analysis which follows may contain statement that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

        Euro Currency Trust (the “Trust”) is a grantor trust that was formed on December 5, 2005. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of euro and distributes euro in connection with the redemption of Baskets.

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

        The NAV is expressed in US Dollars (“USD”) based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

        The Sponsor is not aware of any trends, demands, conditions or events that are reasonable likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2006 was an annual nominal rate of 2.51%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

        In exchange for a fee, the Sponsor agreed to assume most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and The Bank of New York as Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus any other Trust expenses. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/3/06	$ 0.1267	$ 119.82	0.11%	1.59%
2/1/06	$ 0.1734	$ 120.93	0.14%	1.67%
3/1/06	$ 0.1563	$ 119.00	0.13%	1.69%
4/3/06	$ 0.1934	$ 121.26	0.16%	1.74%
5/1/06	$ 0.2066	$ 126.08	0.16%	1.97%
6/1/06	$ 0.2104	$ 128.25	0.16%	1.91%
7/3/06	$ 0.2162	$ 127.96	0.17%	1.90%

Critical Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.

        In addition to the description below and for further descriptions, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

        The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading.

        The functional currency of the Trust is the euro in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

        The Trust was formed on December 5, 2005, when the Sponsor deposited 100 euro with the Depository in exchange for one Share. The Depository received 15,000,000 euro on behalf of the Trust in exchange for 150,000 Shares on December 8, 2005. Trading in the Shares of the Trust on the NYSE commenced on December 12, 2005. Through July 31, 2006 an additional 6,100,000 Shares had been created in exchange for 610,000,000 euro and 1,200,000 Shares had been redeemed in exchange for 120,000,000 euro; additionally, the seed capital of 100 euro had been redeemed.

        As of July 31, 2006 the amount of euro owned by the Trust was 505,000,000 resulting in a value of $ 645,776,200, based on the Net Asset Value on July 31, 2006.

Movements in the Price of Euro

        The investment objective of the Trust is for the Shares to reflect the price of the euro. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD per euro during the period from August 1, 2005 to July 31, 2006, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

        Historical values of the Noon Buying can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

Item 4. CONTROLS AND PROCEDURES

        The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

        None.

Item 1A.      Risk Factors

        This item requires disclosure of any material changes from the risk factors previously disclosed in a registrant’s most recent Form 10-K. The Trust was formed on December 5, 2005 and has not yet filed a Form 10-K. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 6, 2005 (File No. 333-125581) (the “Registration Statement”).

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

        (a)        On December 5, 2005, the Sponsor deposited 100 euro in the Trust’s primary deposit account in exchange for one Share, solely for purposes of forming the Trust and preparing audited financial statements in the Registration Statement. The Sponsor redeemed the Share for 100 euro immediately after the Registration Statement was declared effective.

        (b)        Not applicable.

        (c)        During the quarter ended July 31, 2006, 24 Baskets (1,200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/06 - 05/31/06	--	--
06/01/06 - 06/30/06	1,200,000	$126.0878
07/01/06 - 07/31/06	--	--

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF EURO CURRENCY TRUST
Date: September 14, 2006	By: /s/NICK BONOS
Nick Bonos
Chief Financial Officer
(principal financial officer)