Form 10-K
period 2006-10-31
CURRENCYSHARES EURO TRUST
filed 2007-01-29
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006

or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32694

CurrencySharesSM Euro Trust
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2006 as reported by the New York Stock Exchange on that date: $582,406,000.

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

        The value of the Shares relates directly to the value of the euro held by the Trust and fluctuations in the price of the euro could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section beginning on page 3 for a description of other risks and uncertainties that may affect an investment in the Shares.

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

i

CURRENCYSHARESSM EURO TRUST
INDEX

ii

Item 1. BUSINESS

OVERVIEW

The CurrencySharesSM Euro Trust (the “Trust”) is a grantor trust that was formed on December 5, 2005. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of euro and distributes euro in connection with the redemption of Baskets. The Shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXE” on December 12, 2005.

The investment objective of the Trust is for the Shares to reflect the price of euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the euro through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the euro. The Shares are bought and sold on the NYSE like any other exchange-listed security, except that they are traded until 4:15 PM (New York time) instead of 4:00 PM (New York time). The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, every business day.

THE TRUST

      General

The Trust holds euro and, from time to time, issues Baskets in exchange for deposits of euro and distributes euro in connection with redemptions of Baskets. The euro held by the Trust will be sold only (1) if needed to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets or (3) as otherwise required by law or regulation.

      The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. The Sponsor was paid $1,715,469 for the period covered by this report.

      The Trustee

The Bank of New York, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

      Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/euro exchange rate as determined by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Noon Buying Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that the NYSE is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

      Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which earns interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the euro deposit balances. The secondary deposit account is used only in connection with mid-month creations and redemptions of Baskets, to account for interest that has been earned on the primary deposit account during the month but not yet paid, and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis.

Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee will withdraw euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

      Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

      Termination

The Trust will terminate upon the occurence of any of the termination events listed in the Depositary Trust Agreement and will otherwise terminate on December 5, 2045.

THE SHARES

      General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the euro owned by the Trust, plus accrued and unpaid interest less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable

      Limited Rights

The Shares are not a traditional investment. They are dissimilar from the “shares” of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as provided herein, any redemption or distribution rights.

      Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

      Creation and Redemption of Shares

The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of euro represented by the Baskets being created or redeemed. This amount is based on the combined NAV per Share of the number of Shares included in the Baskets being created or redeemed, determined on the day the order to create or redeem Baskets is accepted by the Trustee.

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions and has entered into a Participant Agreement with the Trustee.

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of euro required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Item 1A. RISK FACTORS

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

The value of the Shares relates directly to the value of the euro held by the Trust. Fluctuations in the price of the euro could materially and adversely affect the value of the Shares.

The Shares are designed to reflect the price of the euro, plus accumulated interest, less the Trust’s expenses. The price of the euro has fluctuated widely over the past several years. Several factors may affect the price of the euro, including:

•	National debt levels and trade deficits;

•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

In addition, the euro may not maintain its long-term value in terms of purchasing power in the future. When the price of the euro declines, the Sponsor expects the price of a Share to decline as well.

The USD/euro exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified immediately above and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/euro exchange rate could materially and adversely affect the performance of the Shares.

If interest earned by the Trust does not exceed expenses, the Trustee will withdraw euro from the Trust to pay these excess expenses which will reduce the amount of euro represented by each Share on an ongoing basis and may result in adverse tax consequences.

Each outstanding Share represents a fractional, undivided interest in the euro held by the Trust. Although the Trust generates interest, it is possible that the amount of interest earned may not exceed expenses, in which case the Trustee will withdraw euro from the Trust to pay these excess expenses. As a result, the amount of euro represented by each Share may gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of euro into the Trust, as the amount of euro required to create Shares will proportionately reflect the amount of euro represented by the Shares outstanding at the time of creation. Assuming a constant euro price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of euro as the amount of euro represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of euro increases.

Investors should be aware that a gradual decline in the amount of euro represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of euro. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “The Trust – Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders.  To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered euro.

If the Trust incurs expenses in USD, the Trust is required to sell euro to pay these expenses. The sale of the Trust’s euro to pay expenses in USD at a time of low euro prices could adversely affect the value of the Shares.

The Trustee will sell euro held by the Trust if necessary to pay Trust expenses if any incurred in USD, irrespective of then-current euro prices. The Trust is not actively managed and no attempt will be made to buy or sell euro to protect against or to take advantage of fluctuations in the price of euro. Consequently, the Trust’s euro may be sold at a time when the euro price is low, resulting in a negative effect on the value of the Shares.

Purchasing activity in the euro market associated with the purchase of Baskets from the Trust may cause a temporary increase in the price of euro. This increase may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the euro required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of euro, which will result in higher prices for the Shares. Temporary increases in the market price of euro may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of euro that may result from increased purchasing activity of euro connected with the issuance of Baskets. Consequently, the market price of euro may decline immediately after Baskets are created. If the price of euro declines, then it is anticipated that the trading price of the Shares will also decline. In addition, if the Trust experiences a significant increase in its expenses due to an unexpected event, then it is anticipated that the unexpected expenses would reduce the NAV of the Trust, which would cause the trading price of the Shares to decline even if the price of euro did not decline.

The Deposit Accounts are not entitled to payment at any office of JPMorgan Chase Bank, N.A. located in the United States.

The federal laws of the United States prohibit banks located in the United States from paying interest on unrestricted demand deposit accounts. Therefore, payments out of the Deposit Accounts will be payable only at the London branch of JPMorgan Chase Bank, N.A., located in England. The Trustee will not be entitled to demand payment of these accounts at any office of JPMorgan Chase Bank, N.A. that is located in the United States. JPMorgan Chase Bank, N.A. will not be required to repay the deposit if its London branch cannot repay the deposit due to an act of war, insurrection or civil strife or an action by a foreign government or instrumentality (whether de jure or de facto) in England.

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the full protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the euro deposited in them are a deposit insured against loss by the FDIC or any other federal agency. Deposits may have only limited protection under the Financial Services Compensation Scheme of England.

Euro deposited in the Deposit Accounts by an Authorized Participant are commingled with euro deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Euro held in the Deposit Accounts is not be segregated from the Depository’s other assets. If the Depository becomes insolvent, then its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the euro held in the Deposit Accounts.

The Trust has no proprietary rights in or to any specific euro held by the Depository and will be an unsecured creditor of the Depository with respect to the euro held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of euro deposited by the Trust or the Authorized Participant, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the euro held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the reality that the Deposit Accounts will not be held in the U.S. but instead will be held at the London branch of a U.S. national bank, where it will be subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940.

The Investment Company Act is designed to protect investors by preventing: insiders from managing investment companies to their benefit and to the detriment of public investors; the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management. The Investment Company Act applies to a range of investment company structures, but, in practice, primarily regulates a company holding a portfolio of investment securities such as publicly traded stocks, bonds and money market instruments: selected by an affiliated investment adviser pursuant to the company’s stated investment objectives, policies, restrictions, strategies and techniques where the investment adviser manages the portfolio and otherwise operates the company on a day-to-day basis for a management fee and other charges and expenses and, in doing so, has conflicts of interest with the company; valued, priced for sale and redemption, physically held and traded in securities markets pursuant to computational, custody and brokerage and other transactional requirements peculiar to such a portfolio of investment securities; and overseen by the company’s board of directors that is elected, constituted and governed pursuant to specified standards developed in the context of such a portfolio of investment securities.

The Trust is not registered as an investment company under the Investment Company Act and is not required to register under that Act. Consequently, Shareholders do not have the regulatory protections afforded to investors in registered investment companies.

Shareholders do not have the rights enjoyed by investors in certain other financial instruments.

As interests in a grantor trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Apart from the rights afforded to them by federal and state securities laws, Shareholders have only those rights relative to the Trust, the Trust property and the Shares that are set forth in the Depositary Trust Agreement. In this connection, the Shareholders have limited voting and distribution rights. They do not have the right to elect directors. See “The Shares – Limited Rights” for a description of the limited rights of the Shareholders.

The Shares may trade at a price which is at, above, or below the NAV per Share.

The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The market price of Shares can be expected to fluctuate in accordance with changes in the NAV per Share, but also in response to market supply and demand. As a result, the Shares might trade at prices at, above or below the NAV per Share.

The Sponsor’s failure to successfully maintain the adequacy of the Trust’s disclosure controls and procedures could have a material adverse impact on the Trust’s ability to report financial results in an accurate and timely manner.

The Sponsor’s assessment of the effectiveness of the Trust’s disclosure controls and procedures, as of October 31, 2006, identified a material weakness in the Trust’s internal controls over the accuracy of its interest income, as more fully described in Item 9A of this report. Shareholders cannot be assured that the Trust will not have material weaknesses in its internal controls in the future. A failure in the effectiveness of the Trust’s system of disclosure controls and procedures could have a material adverse impact on the Trust’s ability to report financial results in an accurate and timely manner.

The interest rate earned by the Trust, although competitive, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of euro in the primary deposit account of the Trust. Interest on the primary deposit account accrues daily and is paid monthly. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s euro to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

The Depository owes no fiduciary duties to the Trust or the Shareholders, is not required to act in their best interest and could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

Shareholders may incur significant fees upon the termination of the Trust.

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of euro represented by their Shares. Shareholders may incur significant fees if they choose to convert the euro they receive to U.S. Dollars.

Redemption orders are subject to rejection by the Trustee under certain circumstances.

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In accordance with the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

Substantial sales of euro by the official sector could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold euro as part of their reserve assets. The official sector holds a significant amount of euro that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their euro simultaneously or in an uncoordinated manner, the demand for euro might not be sufficient to accommodate the sudden increase in the supply of euro to the market. Consequently, the price of the euro could decline, which would adversely affect an investment in the Shares.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets.

Only Authorized Participants may create or redeem Baskets of Shares through the Trust. All other investors that desire to purchase or sell Shares must do so through the NYSE or in other markets, if any, in which the Shares are traded.

The liability of the Sponsor and the Trustee under the Depositary Trust Agreement is limited and, except as set forth in the Depositary Trust Agreement, they are not obligated to prosecute any action, suit or other proceeding in respect of any Trust property.

The Depositary Trust Agreement provides that neither the Sponsor nor the Trustee assumes any obligation or is subject to any liability under the Trust Agreement to any Shareholder, except that they each agree to perform their respective obligations specifically set forth in the Depositary Trust Agreement without negligence or bad faith. Additionally, neither the Sponsor nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of any Trust property. The Depositary Trust Agreement does not confer upon Shareholders the right to prosecute any such action, suit or other proceeding.

The Depositary Trust Agreement may be amended to the detriment of Shareholders without their consent.

The Sponsor and the Trustee may amend most provisions (other than those addressing core economic rights) of the Depositary Trust Agreement without the consent of any Shareholder. Such an amendment could impose or increase fees or charges borne by the Shareholders. Any amendment that increases fees or charges (other than taxes and other governmental charges, registration fees or other expenses), or that otherwise prejudices any substantial existing rights of Shareholders, will not become effective until 30 days after written notice is given to Shareholders.

The License Agreement with The Bank of New York may be terminated by The Bank of New York in the event of a material breach. Termination of the License Agreement might lead to early termination and liquidation of the Trust.

The Bank of New York (“BNY”) and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by BNY covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of BNY’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of BNY’s patent applications issue as patents, then BNY may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850 which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Shares have traded on the NYSE under the symbol “FXE” since the Trust’s initial public offering on December 12, 2005. For each of the quarters during the fiscal year ended October 31, 2006, the high and low sale prices of the Shares as reported for NYSE transactions were as follows:

Fiscal Year Ended October 31, 2006:	High	Low
Quarter Ended
January 31, 2006 (beginning December 12, 2005)	$123.18	$118.45
April 30, 2006	$126.61	$118.65
July 31, 2006	$129.41	$125.21
October 31, 2006	$129.10	$125.21

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for a summary of distributions made by the Trust to Shareholders from the Trust’s inception through October 31, 2006.

The number of record holders of Shares of the registrant as of December 29, 2006 was approximately 121.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	--	--
September	50,000	$127.19
October	450,000	$125.60

Item 6. SELECTED FINANCIAL DATA

As disclosed in the Current Report on Form 8-K filed by the Trust on January 22, 2007 and discussed further in this report, the Trust will be amending its Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 2006, April 30, 2006 and July 31, 2006. Accordingly, the balances for the line items set forth in the table below for the quarters ended January 31, 2006, April 30, 2006 and July 31, 2006 reflect the corrected balances which will be restated with the amended Quarterly Reports and are not consistent with those included in the original interim financial statements currently on file with the SEC.

Income	December 5, 2005 [Date of Inception] to January 31, 2006 (as restated)	Three Months Ended April 30, 2006 (as restated)	Three Months Ended July 31, 2006 (as restated)	Three Months Ended October 31, 2006	December 5, 2005 [Date of Inception] to October 31, 2006
Interest income	$250,591	$1,863,408	$4,275,226	$4,796,256	$11,042,589

Total Income	250,591	1,863,408	4,275,226	4,796,256	11,042,589
Expenses
Sponsor’s fee	(48,478)	(320,463)	(697,846)	(669,139)	(1,715,469)

Total Expenses	(48,478)	(320,463)	(697,846)	(669,139)	(1,715,469)
Net Income	$202,113	$1,542,945	$3,577,380	$4,127,117	$9,327,120
Other Comprehensive Income
Currency translation adjustment	4,277	69,268	14,634	17,848	260,463

Total Comprehensive Income	$206,390	$1,612,213	$3,592,014	$4,144,965	$9,587,583

Earnings per share	$0.29	$0.53	$0.66	$0.78	$2.40
Weighted-average Shares Outstanding	687,931	2,918,539	5,452,174	5,290,217	3,891,088
Cash Dividends per Share	$0.14	$0.38	$0.61	$0.72	$2.10

For the fiscal year ended October 31, 2006, total assets were $832,349,218 and net cash flows were $830,562,649.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF EURO

The investment objective of the Trust is for the Shares to reflect the price of the euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends in the price of euro. The chart illustrates movements in the price of euro in USD during the period from August 1, 2005 to October 31, 2006, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

NAV PER SHARE, VALUATION OF EURO

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the midpoint between the “bid” and “ask” prices offered on the NYSE as of the Noon Buying Rate versus the corresponding euro (expressed as a multiple of 100 euro – Noon Buying Rate x 100):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Depository maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2006 was an annual nominal rate of 3.11%. The following chart provides the daily rate paid by the Depository since December 12, 2005, the date the Shares began trading on the NYSE:

In exchange for its fee, the Sponsor has assumed most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus any other Trust expenses. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions during the fiscal year ended October 31, 2006 are as follows:

FXE Distribution History
Date	Distribution per Share
10/2/2006	$ 0.2511
9/1/2006	$ 0.2539
8/1/2006	$ 0.2366
7/3/2006	$ 0.2162
6/1/2006	$ 0.2104
5/1/2006	$ 0.2066
4/3/2006	$ 0.1934
3/1/2006	$ 0.1563
2/1/2006	$ 0.1734
1/3/2006	$ 0.1267

CRITICAL ACCOUNTING ESTIMATES

As discussed in Item 6 of this report and Note 3 to the Financial Statements, the Trust will be amending its Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 2006, April 30, 2006 and July 31, 2006. In connection with this amendment, the Sponsor’s management has determined that there was a material weakness in the controls of the Trust as of October 31, 2006. This weakness and its remediation is explained in further detail in Item 9A of this report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Noon Buying Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The functional currency of the Trust is the euro in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

RESULTS OF OPERATIONS

The Trust was formed on December 5, 2005, when the Sponsor deposited 100 euro with the Depository in exchange for one Share. The Depository received 15,000,000 euro on behalf of the Trust in exchange for 150,000 Shares on December 8, 2005. Trading in the Shares of the Trust on the NYSE commenced on December 12, 2005. Through October 31, 2006 an additional 8,050,000 Shares had been created in exchange for 805,000,000 euro, and 1,700,000 Shares had been redeemed in exchange for 170,000,000 euro; additionally, the seed capital of 100 euro had been redeemed.

As of October 31, 2006 the amount of euro owned by the Trust was 650,000,000, valued at $832,115,014, based on the NAV on October 31, 2006.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Sponsor maintains disclosure controls and procedures on behalf of the Trust. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Trust files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of October 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were not effective as a result of the material weakness discussed below as of the period covered by this annual report.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financials will not be prevented or detected.

As of October 31, 2006, the Trust did not maintain effective control over the accuracy of its interest income. Specifically, the Trust did not maintain effective control to ensure that the portion of foreign currency received in Basket creations and paid out in Basket redemptions was included in the calculation of income of the Trust, rather than in capital in accordance with generally accepted accounting principles and that the calculation was reviewed appropriately by the Sponsor. This control deficiency resulted in the restatement of the Trust’s fiscal 2006 condensed financial statements for all interim periods and audit adjustments to the fiscal 2006 financial statements prepared by the Sponsor. Additionally, this control deficiency, if not corrected, could result in a misstatement of interest income and accrued interest that would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, the Sponsor’s management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

The Sponsor has worked with and will continue to work with the Trustee that provides financial statement information for the Trust to remedy the issue. The Trustee has advised the Sponsor that it has implemented procedures and controls to better assure that these payments will be accounted for properly in the current year and all future financial statements of the Trust. In addition, the Sponsor has enhanced procedures and controls around the review of all financial statement information provided by the Trustee to better assure that this type of error, or others like it, is detected in all future financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.

Item 11. EXECUTIVE COMPENSATION.

Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the period from December 5, 2005 through October 31, 2006 were:

Audit Fees	$94,000.00
Audit-related fees	67,143.00
Tax fees	11,000.00
All other Fees	0.00

$172,143.00

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencySharesSM Euro Trust
Financial Statements as of October 31, 2006
Index

Page
Report of Independent Registered Public Accounting Firm	F-2
Statements of Financial Condition at October 31, 2006	F-3
and at December 5, 2005 (date of inception)
Statement of Income and Comprehensive Income for the period from	F-4
December 5, 2005 (date of inception) to October 31, 2006
Statement of Changes in Shareholders’ Equity for the period from	F-5
December 5, 2005 (date of inception) to October 31, 2006
Statement of Cash Flows for the period from	F-6
December 5, 2005 (date of inception) to October 31, 2006
Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Euro Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Euro Trust (the Trust) at October 31, 2006 and December 5, 2005 (commencement of operations), and the results of its operations and its cash flows for the period from December 5, 2005 (commencement of operations) to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 26, 2007

CurrencySharesSM Euro Trust

Statements of Financial Condition

	October 31, 2006	December 5, 2005 [Date of Inception]
Assets
Current Assets
Euro deposits, interest bearing	$830,245,000	$118
Euro deposits, non-interest bearing	317,767	--
Receivable from accrued interest	1,786,451	--

Total Assets	$832,349,218	$118

Liabilities and Shareholders’ Equity
Current Liabilities	$234,204	$--

Total Liabilities	234,204	--

Commitments and Contingent Liabilities (note 9)
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 6,500,000 issued and outstanding	832,115,014	118
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$832,349,218	$118

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Income and Comprehensive Income

Income	December 5, 2005 [Date of Inception] to October 31, 2006
Interest income	$11,042,589

Total Income	11,042,589
Expenses
Sponsor’s fee	(1,715,469)

Total Expenses	(1,715,469)
Net Income	$9,327,120

Other Comprehensive Income
Currency translation adjustment	260,463

Total Comprehensive Income	$9,587,583

Earnings per share	$2.40
Weighted-average Shares Outstanding	3,891,088
Cash Dividends per Share	$2.10

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Changes in Shareholders’ Equity

December 5, 2005 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--
Net Income	9,327,120
Dividends from Net Investment Income	(8,165,567)
Adjustment of redeemable capital shares to redemption value	(1,161,553)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	260,463
Adjustment of redeemable capital shares to redemption value	(260,463)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Cash Flows

December 5, 2005 [Date of Inception] to October 31, 2006
Cash flows from operating activities
Cash received for interest income	$9,304,670
Cash paid for expenses	(1,487,627)

Net cash provided by operating activities	7,817,043
Cash flows from financing activities
Cash received on issuance of redeemable shares	1,019,824,365
Cash paid to redeem redeemable shares	(211,476,831)
Cash paid for distributions	(8,165,567)

Net cash provided by financing activities	800,181,967
Adjustment to period cash flows due to currency movement	22,563,639
Increase in cash	830,562,649
Cash at beginning of period	118

Cash at end of period	$830,562,767

Reconciliation of net income to net cash provided by operating activities
Net income	$9,327,120
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(1,786,451)
Currency translation adjustment	42,170
Increase in accrued sponsor fee	234,204

Net cash provided by operating activities	$7,817,043

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of the Trust

CurrencySharesSM Euro Trust (the “Trust”) was formed under the laws of the state of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the euro plus accrued interest less Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The Trust’s assets primarily consist of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to shareholders on a monthly basis.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

2. Significant Accounting Policies

A. Use of Estimates

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 5. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from euro to USD. The Noon Buying Rate on the last day of the period is used for translation in the statements of financial condition. The average Noon Buying Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

C. Federal Income Taxes

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

D. Revenue Recognition

Interest on the primary deposit account accrues daily as earned and is received on a monthly basis.

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October, 2006, an income distribution of $0.28742 per Share was paid on November 8, 2006.

3. Restatement of Interim Financial Statements (unaudited)

The Sponsor will restate the interim financial statements previously filed with the Trust’s unaudited Quarterly Reports on Form 10-Q for the quarterly periods ended January 31, 2006, April 30, 2006 and July 31, 2006 in amendments to such Forms 10-Q. The restated financial statements will correct an error in accounting for the portion of euros received in Basket creations and paid out in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, the translation of these receipts or payments to USD resulted in adjustments to the corresponding Currency Translation Adjustment balances.

The restatement will have the following impact on the financial statements for the Trust’s quarterly periods ended as indicated below:

Statements of Financial Condition for the fiscal quarter ended January 31, 2006.

	January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Euro deposits, non-interest bearing	$0	$5,689	$5,689
Receivable for redeemable capital
shares sold	$5,689	($5,689)	$0

Statements of Financial Condition for the period ended April 30, 2006.

	April 30, 2006
	As Previously Reported	Adjustment Amount	As Restated
Euro deposits, non-interest bearing	$0	$26,812	$26,812
Receivable from accrued interest	$1,123,730	($26,812)	$1,096,918

Statements of Income and Comprehensive Income for the fiscal quarter ended January 31, 2006.

	Inception to Date January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$289,141	($38,550)	$250,591
Net Income	$240,663	($38,550)	$202,113
Currency Translation Adjustment	$1,956	$2,321	$4,277
Total Comprehensive Income	$242,619	($36,229)	$206,390
Earnings Per Share	$0.35	($0.06)	$0.29

Statements of Income and Comprehensive Income for the period ended April 30, 2006.

	Inception to Date April 30, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$2,475,099	($362,604)	$2,112,495
Net Income	$2,106,868	($362,604)	$1,744,264
Currency Translation Adjustment	$99,348	($17,098)	$82,250
Total Comprehensive Income	$2,206,216	($379,702)	$1,826,514
Earnings Per Share	$1.03	($0.17)	$0.86

	Three months ended April 30, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$2,188,028	($324,620)	$1,863,408
Net Income	$1,867,565	($324,620)	$1,542,945
Currency Translation Adjustment	$83,841	($14,573)	$69,268
Total Comprehensive Income	$1,951,406	($339,193)	$1,612,213
Earnings Per Share	$0.64	($0.11)	$0.53

Statements of Income and Comprehensive Income for the period ended July 31, 2006.

	Inception to Date July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$6,629,978	($332,353)	$6,297,625
Net Income	$5,578,111	($332,353)	$5,245,758
Currency Translation Adjustment	$205,254	($12,229)	$193,025
Total Comprehensive Income	$5,783,365	($344,582)	$5,438,783
Earnings Per Share	$1.66	($0.10)	$1.56

	Three months ended July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$4,236,055	$39,171	$4,275,226
Net Income	$3,538,209	$39,171	$3,577,380
Currency Translation Adjustment	$14,473	$161	$14,634
Total Comprehensive Income	$3,552,682	$39,332	$3,592,014
Earnings Per Share	$0.65	$0.01	$0.66

Statements of Changes in Shareholder’s Equity for the fiscal quarter ended January 31, 2006.

	Inception to Date January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Net Income	$240,663	($38,550)	$202,113
Adjustment of redeemable capital shares
to redemption value	($145,623)	$38,550	($107,073)
Currency Translation Adjustment	$1,956	$2,321	$4,277
Adjustment of redeemable capital shares
to redemption value	($1,956)	($2,321)	($4,277)

Statements of Changes in Shareholder’s Equity for the period ended April 30, 2006.

	Inception to Date April 30, 2006
	As Previously Reported	Adjustment Amount	As Restated
Net Income	$2,106,868	($362,604)	$1,744,264
Adjustment of redeemable capital shares
to redemption value	($908,279)	$362,604	($545,675)
Currency Translation Adjustment	$99,348	($17,098)	$82,250
Adjustment of redeemable capital shares
to redemption value	($99,348)	$17,098	($82,250)

Statements of Changes in Shareholder’s Equity for the period ended July 31, 2006.

	Inception to Date July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Net Income	$5,578,111	($332,353)	$5,245,758
Adjustment of redeemable capital shares
to redemption value	($1,151,817)	$332,353	($819,464)
Currency Translation Adjustment	$205,254	($12,229)	$193,025
Adjustment of redeemable capital shares
to redemption value	($205,254)	$12,229	($193,025)

Statement of Cash Flows for the fiscal quarter ended January 31, 2006.

	Inception to Date January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Cash received for interest income	$109,678	($33,325)	$76,353
Net cash provided by operating activities	$95,040	($33,325)	$61,715
Cash received on issuance of
redeemable shares	$103,343,000	$39,014	$103,382,014
Net cash provided by financing activities	$103,247,842	$39,014	$103,286,856
Increase in cash	$103,342,882	$5,689	$103,348,571
Cash at end of period	$103,343,000	$5,689	$103,348,689
Net Income	$240,663	($38,550)	$202,113
Increase in receivable for redeemable
capital shares sold	($5,689)	$5,689	$0
Currency translation adjustment	$1,956	($464)	$1,492

Statement of Cash Flows for the period ended April 30, 2006.

	Inception to Date April 30, 2006
	As Previously Reported	Adjustment Amount	As Restated
Cash received for interest income	$1,401,972	($336,999)	$1,064,973
Net cash provided by operating activities	$1,198,589	($336,999)	$861,590
Cash received on issuance of redeemable shares	$554,554,278	$362,604	$554,916,882
Net cash provided by financing activities	$553,355,571	$362,604	$553,718,175
Increase in cash	$554,554,160	$25,605	$554,579,765
Adjustment to beginning cash due to currency
translation	$26,149,722	$1,207	$26,150,929
Cash at end of period	$580,704,000	$26,812	$580,730,812
Net Income	$2,106,868	($362,604)	$1,744,264
Increase in receivable for accrued interest	($1,123,730)	$26,812	($1,096,918)
Currency translation adjustment	$42,829	($1,207)	$41,622

Statement of Cash Flows for the period ended July 31, 2006.

	Inception to Date July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Cash received for interest income	$5,266,716	($332,353)	$4,934,363
Net cash provided by operating activities	$4,426,294	($332,353)	$4,093,941
Cash received on issuance of redeemable shares	$769,437,500	$498,159	$769,935,659
Cash paid to redeem redeemable shares	($147,732,123)	($165,807)	($147,897,930)
Net cash provided by financing activities	$617,279,083	$332,353	$617,611,436
Net Income	$5,578,111	($332,353)	$5,245,758

The Sponsor intends to file these amended interim financial statements as soon as practical.

4. Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the year ending October 31, 2006, there were euro principal deposits of 820,000,000 and euro principal redemptions of 170,000,100 resulting in an ending euro principal balance of 650,000,000. This equates to $830,245,000. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

5. Redeemable Capital Shares

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

Activity in redeemable capital Shares is as follows:

	Period from December 5, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount
Opening balance	1	$118
Shares issued	8,200,000	1,019,824,365
Shares redeemed	(1,700,001)	(211,476,831)
Adjustment to period Shares due to currency
movement and other	--	23,767,362

Ending Redemption Balance	6,500,000	$832,115,014

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the euro in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s euro, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

6. Sponsor’s Fee

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses and applicable license fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $1,000,000 when the Trust was formed.

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement and legal expenses in excess of $100,000 per year.

7. Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor has paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 6.

8. Concentration Risk

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the price of euro relative to USD will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares.

9. Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 29, 2007.

CURRENCYSHARESSM EURO TRUST
By Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust
By: /s/ Carl G. Verboncoeur
Carl G. Verboncoeur
CEO and Treasurer

        Pursuant to the requirements of the Securites Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date
/s/ Carl G. Verboncoeur	Director, CEO and Treasurer	January 29, 2007
(principal executive officer)
Carl G. Verboncoeur
/s/ Nick Bonos	Director and CFO	January 29, 2007
(principal financial officer and
Nick Bonos	principal accounting officer)
/s/ Michael Byrum	Director and Secretary	January 29, 2007

Michael Byrum

        The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.