Form 10-Q/A
period 2006-01-31
CURRENCYSHARES EURO TRUST
filed 2007-02-28
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_________________

FORM 10-Q/A
Amendment No. 1
_________________

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

EXPLANATORY NOTE

This Form 10-Q/A (this “Amendment”) hereby amends the Quarterly Report on Form 10-Q of CurrencySharesSM Euro Trust (the “Trust”) for the quarterly period ended January 31, 2006, filed on March 22, 2006 (the “Original Filing”). The revisions contained in this Amendment include the restatement of the financial statements of the Trust to correct an accounting error for the euro received by the Trust in Basket (as defined below) creations and paid by the Trust in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, Part I, Item 4 — Controls & Procedures and Part II, Item 1A — Risk Factors have been amended. Finally, in accordance with applicable Securities and Exchange Commission (“SEC”) rules, this Form 10-Q/A includes updated certifications from the Sponsor’s principal executive officer and principal financial officer.

For the convenience of the reader, the remaining sections of the Original Filing, although not revised, are restated in this Amendment. Accordingly, this Amendment continues to describe conditions as of the date of the Original Filing, and should be read in conjunction with filings of the Trust made with the SEC subsequent to the Original Filing.

CURRENCYSHARESSM EURO TRUST
Index

Caption		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Statement of Financial Condition at January 31, 2006 (unaudited and restated) and December 5,	4
2005 (Date of Inception)
Statement of Income and Comprehensive Income for the period from December 5, 2005 (Date of	5
Inception) to January 31, 2006 (unaudited and restated)
Statement of Changes in Shareholders’ Equity for the period from December 5, 2005 (Date of	6
Inception) to January 31, 2006 (unaudited and restated)
Statement of Cash Flows the period from December 5, 2005 (Date of Inception) to January 31, 2006	7
(unaudited and restated)
Notes to Financial Statements (unaudited)	8

Item 1.      FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statement of Financial Condition

(Unaudited)

Assets	January 31, 2006 (Restated)	December 5, 2005 [Date of Inception]
Current Assets
Euro deposits, interest bearing	$103,343,000	$118
Euro deposits, non-interest bearing	5,689	--
Receivable from accrued interest	175,695	--

Total Assets	$103,524,384	$118

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$33,805	--

Total Liabilities	33,805	--
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares, at redemption value, no par value,
8,500,000 authorized - 850,000 issued and outstanding	103,490,579	118
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$103,524,384	$118

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Income and Comprehensive Income

(Unaudited)

Income	December 5, 2005 [Date of Inception] to January 31, 2006 (Restated)
Interest Income	$250,591

Total Income	250,591
Expenses
Sponsor’s fee	(48,478)

Total Expenses	(48,478)
Net Income	$202,113

Other Comprehensive Income
Currency translation adjustment	4,277

Total Comprehensive Income	$206,390

Earnings per share	$0.29
Weighted-average Shares Outstanding	687,931
Cash Dividends per Share	$0.14

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

December 5, 2005 [Date of Inception] to January 31, 2006 (Restated)
Retained Earnings Balance, Beginning of Period	$--
Net Income	202,113
Dividends from Net Investment Income	(95,040)
Adjustment of redeemable capital shares to redemption value	(107,073)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	4,277
Adjustment of redeemable capital shares to redemption value	(4,277)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Cash Flows

(Unaudited)

January 31, 2006 (Restated)
Cash flows from operating activities
Cash received for interest income	$76,353
Cash paid for expenses	(14,638)

Net cash provided by operating activities	61,715
Cash flows from financing activities
Cash received on issuance of redeemable shares	103,382,014
Cash paid to redeem redeemable shares	(118)
Cash paid for distributions	(95,040)

Net cash provided by financing activities	103,286,856
Increase in cash	103,348,571
Cash at beginning of period	118

Cash at end of period	$103,348,689

Reconciliation of net income to net cash provided by operating activities
Net income	$202,113
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(175,695)
Currency translation adjustment	1,492
Increase in accrued sponsor fee	33,805

Net cash provided by operating activities	$61,715

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of euro. The Trust’s assets consist only of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”), to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to shareholders on a monthly basis. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q. The balance sheet as of December 5, 2005 is derived from audited financial statements. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed on December 6, 2005.

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

B. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

C. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial statements are translated from euro to USD. Any currency translation adjustment is included in comprehensive income.

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

In the case of a U.S. Shareholder that uses the USD as its functional currency, any gain or loss recognized by such U.S. Shareholder upon the sale of Shares, or upon the sale of euro by the Trust, generally will be treated under Internal Revenue Code section 988 as ordinary income or loss for U.S. federal income tax purposes. The share of any interest income earned by the Trust that is allocable to a U.S. Shareholder will be treated as ordinary income for U.S. federal income tax purposes.

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

3. Restatement of Interim Financial Statements

The Sponsor restated the interim financial statements previously filed with the Trust’s unaudited Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006. The restated financial statements correct an error in accounting for the portion of euro received by the Trust in Basket creations and paid by the Trust in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, the translation of these receipts or payments to USD resulted in adjustments to the corresponding Currency Translation Adjustment balances.

The restatement has the following impact on the financial statements for the Trust’s quarterly period ended January 31, 2006:

Statements of Financial Condition.

	January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Euro deposits, non-interest bearing	$0	$5,689	$5,689
Receivable for redeemable capital shares sold	$5,689	($5,689)	$0

Statements of Income and Comprehensive Income.

	Inception to Date January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$289,141	($38,550)	$250,591
Net Income	$240,663	($38,550)	$202,113
Currency Translation Adjustment	$1,956	$2,321	$4,277
Total Comprehensive Income	$242,619	($36,229)	$206,390
Earnings Per Share	$0.35	($0.06)	$0.29

Statements of Changes in Shareholder’s Equity.

	Inception to Date January 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Net Income	$240,663	($38,550)	$202,113
Adjustment of redeemable capital shares to
redemption value	($145,623)	$38,550	($107,073)
Currency Translation Adjustment	$1,956	$2,321	$4,277
Adjustment of redeemable capital shares to
redemption value	($1,956)	($2,321)	($4,277)

Statement of Cash Flows.

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

4. Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets of 50,000 Shares in exchange for euro. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Authorized Participants, as defined below, are the only persons that may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in the prescribed aggregations of 50,000 Share Baskets.

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

Activity in redeemable capital Shares is as follows:

	Shares	US Dollar Amount (Restated)
Balance at the opening of business on December 5, 2005	1	$118
Shared redeemed	(1)	(118)
Shares issued	850,000	103,382,014
Adjustment to redemption value	--	108,565

Balance at close of business on January 31, 2006	850,000	$103,490,579

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

5. Sponsor’s Fee

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $1,000,000 when the Trust was formed.

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

6. Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 5.

7. Concentration Risk

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

8. Commitments and Contingencies

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.      CONTROLS AND PROCEDURES

The Sponsor maintains disclosure controls and procedures on behalf of the Trust. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934) means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Trust files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust, as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were not effective as a result of the material weakness discussed below as of January 31, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financials will not be prevented or detected.

As of January 31, 2006, the Trust did not maintain effective control over the accuracy of its interest income. Specifically, the Trust did not maintain effective control to ensure that the foreign currency received by the Trust in Basket creations and paid by the Trust in Basket redemptions was included in the calculation of income of the Trust, rather than in capital in accordance with accounting principles generally accepted in the United States of America and that the calculation was reviewed appropriately by the Sponsor. This control deficiency resulted in the restatement of the Trust’s fiscal 2006 condensed financial statements for all interim periods and audit adjustments to the financial statements prepared by the Sponsor for the fiscal year ending October 31, 2006. Additionally, this control deficiency could result in a misstatement of interest income and accrued interest that would, in turn, result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, the Sponsor’s management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

The Sponsor has worked with and will continue to work with the Trustee, which provides financial statement information for the Trust, to remedy the issue. The Trustee has advised the Sponsor that it has implemented procedures and controls to better assure that these payments will be accounted for properly in the current year and all future financial statements of the Trust. In addition, the Sponsor has enhanced procedures and controls in connection with the review of all financial statement information provided by the Trustee to better assure that this type of error, or others like it, is detected in future financial statements.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM
EURO TRUST
Date: February 28, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)