Form 10-Q/A
period 2006-07-31
CURRENCYSHARES EURO TRUST
filed 2007-02-28
CIK 1328598

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

EXPLANATORY NOTE

This Form 10-Q/A (this “Amendment”) hereby amends the Quarterly Report on Form 10-Q of CurrencySharesSM Euro Trust (the “Trust”) for the quarterly period ended July 31, 2006, filed on September 14, 2006 (the “Original Filing”). The revisions contained in this Amendment include the restatement of the financial statements of the Trust to correct an accounting error for the euro received by the Trust in Basket (as defined below) creations and paid by the Trust in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, Part I, Item 4 — Controls & Procedures and Part II, Item 1A — Risk Factors have been amended. Finally, in accordance with applicable Securities and Exchange Commission (“SEC”) rules, this Form 10-Q/A includes updated certifications from the Sponsor’s principal executive officer and principal financial officer.

For the convenience of the reader, the remaining sections of the Original Filing, although not revised, are restated in this Amendment. Accordingly, this Amendment continues to describe conditions as of the date of the Original Filing, and should be read in conjunction with filings of the Trust made with the SEC subsequent to the Original Filing.

CURRENCYSHARESSM EURO TRUST
Index

Caption		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

Statements of Financial Condition at July 31, 2006 and December 5, 2005 (Date of Inception) (unaudited)	3
Statements of Income and Comprehensive Income for the three months ended July 31, 2006 (unaudited and	4
restated) and the period from December 5, 2005 (Date of Inception) to July 31, 2006 (unaudited and restated)
Statement of Changes in Shareholders' Equity for the period from December 5, 2005 (Date of Inception) to	5
July 31, 2006 (unaudited and restated)
Statement of Cash Flows for the period from December 5, 2005 (Date of Inception) to July 31, 2006	6
(unaudited and restated)
Notes to Financial Statements (unaudited)	7

Item 1.      FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2006	December 5, 2005 [Date of Inception]
Assets
Current Assets
Euro deposits, interest bearing	$644,582,000	$118
Receivable from accrued interest	1,413,425	--

Total Assets	$645,995,425	$118

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$219,225	$--

Total Liabilities	219,225	--
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 5,050,000 issued and outstanding	645,776,200	118
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$645,995,425	$118

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

Income	Three months ended July 31, 2006 (Restated)	December 5, 2005 [Date of Inception] to July 31, 2006 (Restated)
Interest income	$4,275,226	$6,297,625

Total Income	4,275,226	6,297,625
Expenses
Sponsor’s fee	(697,846)	(1,051,867)

Total Expenses	(697,846)	(1,051,867)
Net Income	$3,577,380	$5,245,758

Other Comprehensive Income
Currency translation adjustment	14,634	193,025

Total Comprehensive Income	$3,592,014	$5,438,783

Earnings per share	$0.66	$1.56
Weighted-average Shares Outstanding	5,452,174	3,352,510
Cash Dividends per Share	$0.61	$1.32

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

December 5, 2005 [Date of Inception] to July 31, 2006 (Restated)
Retained Earnings Balance, Beginning of Period	$--
Net Income	5,245,758
Dividends from Net Investment Income	(4,426,294)
Adjustment of redeemable capital shares to redemption value	(819,464)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	193,025
Adjustment of redeemable capital shares to redemption value	(193,025)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statement of Cash Flows

(Unaudited)

December 5, 2005 [Date of Inception] to July 31, 2006 (Restated)
Cash flows from operating activities
Cash received for interest income	$4,934,363
Cash paid for expenses	(840,422)

Net cash provided by operating activities	4,093,941
Cash flows from financing activities
Cash received on issuance of redeemable shares	769,935,659
Cash paid to redeem redeemable shares	(147,897,930)
Cash paid for distributions	(4,426,293)

Net cash provided by financing activities	617,611,436
Increase in cash	621,705,377
Cash at beginning of period	118
Adjustment to period cash flows due to currency movement	22,876,505

Cash at end of period	$644,582,000

Reconciliation of net income to net cash provided by operating activities
Net income	$5,245,758
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(1,413,425)
Currency translation adjustment	42,383
Increase in accrued sponsor fee	219,225

Net cash provided by operating activities	$4,093,941

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

3. Restatement of Interim Financial Statements (unaudited)

The Sponsor restated the interim financial statements previously filed with the Trust’s unaudited Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006. The restated financial statements correct an accounting error for the euros received by the Trust in Basket creations and paid by the Trust in Basket redemptions that related to accrued interest. Such interest receipts or payments were incorrectly included in the calculation of interest receivable and interest income of the Trust, rather than cash and redeemable capital shares. Additionally, the translation of these receipts or payments to USD resulted in adjustments to the corresponding Currency Translation Adjustment balances.

The restatement has the following impact on the financial statements for the Trust’s quarterly period ended July 31, 2006:

Statements of Income and Comprehensive Income.

	Inception to Date July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$6,629,978	($332,353)	$6,297,625
Net Income	$5,578,111	($332,353)	$5,245,758
Currency Translation Adjustment	$ 205,254	($12,229)	$ 193,025
Total Comprehensive Income	$5,783,365	($344,582)	$5,438,783
Earnings Per Share	$1.66	($0.10)	$1.56

	Three months ended July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Interest Income	$4,236,055	$39,171	$4,275,226
Net Income	$3,538,209	$39,171	$3,577,380
Currency Translation Adjustment	$14,473	$161	$14,634
Total Comprehensive Income	$3,552,682	$39,332	$3,592,014
Earnings Per Share	$0.65	$0.01	$0.66

Statements of Changes in Shareholder’s Equity.

	Inception to Date July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Net Income	$5,578,111	($332,353)	$5,245,758
Adjustment of redeemable capital shares to
redemption value	($1,151,817)	$332,353	($819,464)
Currency Translation Adjustment	$205,254	($12,229)	$193,025
Adjustment of redeemable capital shares to
redemption value	($205,254)	$12,229	($193,025)

Statement of Cash Flows.

	Inception to Date July 31, 2006
	As Previously Reported	Adjustment Amount	As Restated
Cash received for interest income	$5,266,716	($332,353)	$4,934,363
Net cash provided by operating activities	$4,426,294	($332,353)	$4,093,941
Cash received on issuance of redeemable shares	$769,437,500	$498,159	$769,935,659
Cash paid to redeem redeemable shares	($147,732,123)	($165,807)	($147,897,930)
Net cash provided by financing activities	$617,279,083	$332,353	$617,611,436
Net Income	$5,578,111	($332,353)	$5,245,758

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

Activity in redeemable capital Shares is as follows:

	Three months ended July 31, 2006 (Restated)		Period from December 5, 2005 [Date of Inception] to July 31, 2006 (Restated)
	Shares	US Dollar Amount	Shares	US Dollar Amount
Opening balance	4,600,000	$581,655,108	1	$118
Shares redeemed	(1,200,000)	(152,715,208)	(1,200,001)	(147,897,930)
Shares issued	1,650,000	209,880,036	6,250,000	769,935,659
Adjustment to period Shares due to currency
movement and other	--	6,956,264	--	23,738,353

Ending Redemption Balance	5,050,000	$645,776,200	5,050,000	$645,776,200

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.      CONTROLS AND PROCEDURES

The Sponsor maintains disclosure controls and procedures on behalf of the Trust. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15a-15(e) under the Securities Exchange Act of 1934) means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Trust files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust, as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were not effective as a result of the material weakness discussed below as of July 31, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financials will not be prevented or detected.

As of July 31, 2006, the Trust did not maintain effective control over the accuracy of its interest income. Specifically, the Trust did not maintain effective control to ensure that the foreign currency received by the Trust in Basket creations and paid by the Trust in Basket redemptions was included in the calculation of income of the Trust, rather than in capital in accordance with accounting principles generally accepted in the United States of America and that the calculation was reviewed appropriately by the Sponsor. This control deficiency resulted in the restatement of the Trust’s fiscal 2006 condensed financial statements for all interim periods and audit adjustments to the financial statements prepared by the Sponsor for the fiscal year ending October 31, 2006. Additionally, this control deficiency could result in a misstatement of interest income and accrued interest that would, in turn, result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, the Sponsor’s management has determined that this control deficiency constitutes a material weakness.

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