Form 10-Q
period 2007-01-31
CURRENCYSHARES EURO TRUST
filed 2007-03-19
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32694

CurrencySharesSM Euro Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 20-3613421
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suit 500 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Euro Currency Trust

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒.

CURRENCYSHARESSM EURO TRUST

Index

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2007 (unaudited) and October 31, 2006	2

Statements of Income and Comprehensive Income for the three months ended January 31, 2007 (unaudited) and the period from December 5, 2005 to January 31, 2006.	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2007 (unaudited) and the period from December 5, 2005 to October 31, 2006.	4

Statements of Cash Flows for the three months ended January 31, 2007 (unaudited) and the period from December 5, 2005 to January 31, 2006.	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

	January 31, 2007	October 31, 2006
	(Unaudited)
Assets
Current Assets
Euro deposits, interest bearing	$922,858,000	$830,245,000
Euro deposits, non-interest bearing	—	317,767
Receivable from accrued interest	2,619,122	1,786,451

Total Assets	$925,477,122	$832,349,218

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$313,994	$234,204

Total Liabilities	313,994	234,204

Commitments and Contingent Liabilities (note 7)	—	—

Redeemable Capital Shares, at redemption value, no par value, 17,000,000 authorized – 7,100,000 issued and outstanding	925,163,128	832,115,014
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$925,477,122	$832,349,218

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

	Three months ended January 31, 2007	December 5, 2005 [Date of Inception] to January 31, 2006
	(Unaudited)
Income
Interest Income	$7,345,668	$250,591

Total Income	7,345,668	250,591

Expenses
Sponsor’s fee	(905,221)	(48,478)

Total Expenses	(905,221)	(48,478)

Net Income	$6,440,447	$202,113
Other Comprehensive Income
Currency translation adjustment	(13,007)	4,277

Total Comprehensive Income	$6,427,440	$206,390

Earnings per share	$0.93	$0.29
Weighted-average Shares Outstanding	6,907,065	687,931
Cash Dividends per Share	$0.88	$0.14

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2007	December 5, 2005 [Date of Inception] to October 31, 2006
	(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	6,440,447	9,327,120
Distributions Paid	(6,084,438)	(8,165,567)
Adjustment of redeemable capital shares to redemption value	(356,009)	(1,161,553)

Retained Earnings Balance, End of Period	—	—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(13,007)	260,463
Adjustment of redeemable capital shares to redemption value	13,007	(260,463)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

	Three months ended January 31, 2007	December 5, 2005 [Date of Inception] to January 31, 2006
	(Unaudited)
Cash flows from operating activities
Cash received for accrued income	$6,542,844	$76,353
Cash paid for expenses	(829,403)	(14,638)

Net cash provided by operating activities	5,713,441	61,715

Cash flows from financing activities
Cash received to purchase redeemable shares	78,192,804	103,382,014
Cash paid to redeem redeemable shares	—	(118)
Cash paid for distributions	(6,084,438)	(95,040)

Net cash provided by financing activities	72,108,366	103,286,856

Adjustment to period cash flows due to currency movement	14,473,426	—

Increase in cash	92,295,233	103,348,571
Cash at beginning of period	830,562,767	118

Cash at end of period	$922,858,000	$103,348,689

Reconciliation of net income to net cash provided by operating activities
Net income	$6,440,447	$202,113
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(2,619,122)	(175,695)
Decrease in prior period receivable from accrued interest	1,786,451	—
Currency translation adjustment	25,875	1,492
Increase in accrued sponsor fee	313,994	33,805
Decrease in prior period accrued sponsor fee	(234,204)	—

Net cash provided by operating activities	$5,713,441	$61,715

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of the Trust

The CurrencySharesSM Euro Trust (the “Trust”) was formed under the laws of the state of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of the Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2007.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January, 2007 an income distribution of $0.32552 per share was paid on February 8, 2007.

3. Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the three months ending January 31, 2007, there were euro principal deposits of 60,000,000 and no euro principal redemptions resulting in an ending euro principal balance of 710,000,000. This equates to 922,858,000 USD. For the period from December 5, 2005 (Date of Inception) to October 31, 2006, there were euro principal deposits of 820,000,000 and euro principal redemptions of 170,000,100 resulting in an ending euro principal balance of 650,000,000. This equated to 830,245,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2007		Period from December 5, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,500,000	$832,115,014	1	$118
Shares issued	600,000	78,192,804	8,200,000	1,019,824,365
Shares redeemed	—	—	(1,700,001)	(211,476,831)
Adjustment to period Shares due to currency movement and other	—	14,855,310	—	23,767,362

Ending redemption balance	7,100,000	$925,163,128	6,500,000	$832,115,014

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

7. Concentration Risk

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the price of euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares.

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

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Definition of Net Asset Value, Valuation of Euro

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding business day accrued but unpaid interest, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any.

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding euro (expressed as a multiple of 100 euro – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2007 was an annual nominal rate of 3.32%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/07	$0.32	$131.72	0.25%	2.86%
12/1/06	$0.29	$133.19	0.22%	2.65%
11/1/06	$0.29	$127.72	0.23%	2.61%
10/2/06	$0.25	$127.46	0.20%	2.36%
9/1/06	$0.25	$128.36	0.20%	2.30%
8/1/06	$0.24	$127.79	0.19%	2.15%
7/3/06	$0.22	$127.96	0.17%	2.03%
6/1/06	$0.21	$128.25	0.16%	1.91%
5/1/06	$0.21	$126.08	0.16%	1.97%
4/3/06	$0.19	$121.26	0.16%	1.85%
3/1/06	$0.16	$119.00	0.13%	1.69%
2/1/06	$0.17	$120.93	0.14%	1.67%
1/3/06	$0.13	$119.82	0.11%	1.66%

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

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

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

Results of Operations

The trust was formed on December 5, 2005, when the Sponsor deposited 100 euro with the Depository in exchange for one Share. The Depository received 15,000,000 euro on behalf of the Trust in exchange for 150,000 Shares on December 8, 2005. Trading in the Shares of the Trust on the NYSE commenced on December 12, 2005. Through January 31, 2007 an additional 8,650,000 Shares had been created in exchange for 865,000,000 euro; in addition to the seed capital of 100 euro, 1,700,000 Shares were redeemed in exchange for 170,000,000 euro.

As of January 31, 2007 the amount of euro owned by the Trust was 710,000,000 resulting in a value of $ 922,858,000 based on the NAV on January 31, 2007.

Movements in the Price of Euro

The investment objective of the Trust is for the Shares to reflect the price of the Euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD during the period from August 1, 2005 to January 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm .

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

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

RYDEX SPECIALIZED PRODUCTS LLC D/B/A RYDEX INVESTMENTS, SPONSOR OF CURRENCYSHARESSM EURO TRUST

Date: March 19, 2007	By:	/s/ Nick Bonos Nick Bonos Chief Financial Officer (principal financial officer)