Form 10-Q
period 2007-07-31
CURRENCYSHARES EURO TRUST
filed 2007-09-14
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

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

CURRENCYSHARESSM EURO TRUST
Index

Item 1.    FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

	July 31,2007 (Unaudited)	October 31,2006
Assets
Current Assets
Euro deposits, interest bearing	$946,059,000	$830,245,000
Euro deposits, non-interest bearing	121,966	317,767
Receivable from accrued interest	2,959,552	1,786,451

Total Assets	$949,140,518	$832,349,218

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$308,133	$234,204

Total Liabilities	308,133	234,204
Commitments and Contingent Liabilities (note 7)
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 6,900,000 and 6,500,000 issued and
outstanding, respectively	948,832,385	832,115,014
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$949,140,518	$832,349,218

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	Three months ended July 31, 2006	December 5, 2005 [Date of Inception] to July 31, 2006
Income
Interest Income	$8,924,318	$24,360,231	$4,275,226	$6,297,625

Total Income	8,924,318	24,360,231	4,275,226	6,297,625
Expenses
Sponsor’s fee	(963,274)	(2,800,324)	(697,846)	(1,051,867)

Total Expenses	(963,274)	(2,800,324)	(697,846)	(1,051,867)
Net Income	$7,961,044	$21,559,907	$3,577,380	$5,245,758

Other Comprehensive Income
Currency translation adjustment	93,998	284,163	14,634	193,025

Total Comprehensive Income	$8,055,042	$21,844,070	$3,592,014	$5,438,783

Earnings per share	$1.14	$3.07	$0.66	$1.56
Weighted-average Shares
Outstanding	7,005,978	7,033,883	5,452,174	3,352,510
Cash Dividends per Share	$1.11	$2.97	$0.61	$1.32

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2007 (Unaudited)	December 5, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	21,559,907	9,327,120
Distributions Paid	(20,890,377)	(8,165,567)
Adjustment of redeemable capital shares to redemption value	(669,530)	(1,161,553)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	284,163	260,463
Adjustment of redeemable capital shares to redemption value	(284,163)	(260,463)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Euro Trust
Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2007	December 5, 2005 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$23,325,518	$4,934,363
Cash paid for expenses	(2,744,913)	(840,422)

Net cash provided by operating activities	20,580,605	4,093,941
Cash flows from financing activities
Cash received to purchase redeemable shares	259,407,947	769,935,659
Cash paid to redeem redeemable shares	(206,166,517)	(147,897,930)
Cash paid for distributions	(20,890,377)	(4,426,293)

Net cash provided by financing activities	32,351,053	617,611,436
Adjustment to period cash flows due to currency movement	62,686,541	22,876,505

Increase in cash	115,618,199	644,581,882
Cash at beginning of period	830,562,767	118

Cash at end of period	$946,180,966	$644,582,000

Reconciliation of net income to net cash provided by
operating activities
Net income	$21,559,907	$5,245,758
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(2,959,552)	(1,413,425)
Decrease in prior period receivable from accrued interest	1,786,451	--
Currency translation adjustment	119,870	42,383
Increase in accrued sponsor fee	308,133	219,225
Decrease in prior period accrued sponsor fee	(234,204)	--

Net cash provided by operating activities	$20,580,605	$4,093,941

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

E.    Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2007, an income distribution of $0.40103 per share was paid on August 8, 2007.

3.    Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were euro principal deposits of 195,000,000 and 155,000,000 euro principal redemptions resulting in an ending euro principal balance of 690,000,000. This equates to 946,059,000 USD. For the period from December 5, 2005 (Date of Inception) to October 31, 2006, there were euro principal deposits of 820,000,000 and euro principal redemptions of 170,000,100 resulting in an ending euro principal balance of 650,000,000. This equated to 830,245,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from December 5, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,500,000	$832,115,014	1	$118
Shares issued	1,950,000	259,407,947	8,200,000	1,019,824,365
Shares redeemed	(1,550,000)	(206,166,517)	(1,700,001)	(211,476,831)
Adjustment to period Shares due to
currency movement and other	--	63,475,941	--	23,767,362

Ending redemption balance	6,900,000	$948,832,385	6,500,000	$832,115,014

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 3.81%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXE Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$ 0.37084	$ 136.30	0.26%	3.31%
6/1/2007	$ 0.36247	$ 134.44	0.26%	3.17%
5/1/2007	$ 0.35912	$ 136.01	0.26%	3.21%

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

Results of Operations

The Trust was formed on December 5, 2005, when the Sponsor deposited 100 euro with the Depository in exchange for one Share. The Depository received 15,000,000 euro on behalf of the Trust in exchange for 150,000 Shares on December 8, 2005. Trading in the Shares of the Trust on the NYSE commenced on December 12, 2005. Through July 31, 2007 an additional 10,000,000 Shares had been created in exchange for 1,000,000,000 euro; in addition to the seed capital of 100 euro, 3,250,000 Shares were redeemed in exchange for 325,000,000 euro.

As of July 31, 2007 the number of euro owned by the Trust was 690,000,000 resulting in a USD value of $948,832,385 based on the NAV on July 31, 2007.

Movements in the Price of Euro

The investment objective of the Trust is for the Shares to reflect the price of the euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD during the period from August 1, 2005 to July 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2007, 20 Baskets (1,000,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2007 - 05/31/2007	--	--
06/01/2007 - 06/30/2007	1,000,000	$134.16
07/01/2007 - 07/31/2007	--	--

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM EURO TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)