Form 10-Q
period 2008-01-31
CURRENCYSHARES EURO TRUST
filed 2008-03-10
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM EURO TRUST

Index

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2008 (unaudited) and October 31, 2007.	2

Statements of Income and Comprehensive Income for the three months ended January 31, 2008 (unaudited) and the three months ended January 31, 2007 (unaudited).	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2008 (unaudited) and the year ended October 31, 2007.	4

Statements of Cash Flows for the three months ended January 31, 2008 (unaudited) and the three months ended January 31, 2007 (unaudited).	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

	January 31, 2008	October 31, 2007
	(Unaudited)
Assets
Current Assets
Euro deposits, interest bearing	$994,347,000	$976,590,000
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	3,233,554	3,182,231

Total Assets	$997,580,554	$979,772,231

Liabilities and Shareholders’ Equity
Current Liabilities
Euro deposits, non-interest bearing, overdrawn	$26,549	$94,370
Accrued Sponsor’s fee	341,687	343,712

Total Liabilities	368,236	438,082

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 17,000,000 authorized – 6,700,000 and 6,750,000 issued and outstanding, respectively	997,212,318	979,334,149
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$997,580,554	$979,772,231

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Income
Interest Income	$9,501,100	$7,345,668

Total Income	9,501,100	7,345,668

Expenses
Sponsor’s fee	(1,015,796)	(905,221)

Total Expenses	(1,015,796)	(905,221)

Net Income	$8,485,304	$6,440,447

Other Comprehensive Income
Currency translation adjustment	110,684	(13,007)

Total Comprehensive Income	$8,595,988	$6,427,440

Earnings per share	$1.24	$0.93
Weighted-average Shares Outstanding	6,864,674	6,907,065
Cash Dividends per Share	$1.23	$0.88

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2008	Year ended October 31, 2007
	(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	8,485,304	29,656,532
Distributions Paid	(8,416,778)	(28,962,503)
Adjustment of redeemable capital shares to redemption value	(68,526)	(694,029)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	110,684	599,283
Adjustment of redeemable capital shares to redemption value	(110,684)	(599,283)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Cash flows from operating activities
Cash received for accrued income	$9,531,422	$6,542,844
Cash paid for expenses	(1,026,542)	(829,403)

Net cash provided by operating activities	8,504,880	5,713,441

Cash flows from financing activities
Cash received to purchase redeemable shares	117,440,412	78,192,804
Cash paid to redeem redeemable shares	(124,784,116)	—
Cash paid for distributions	(8,416,778)	(6,084,438)

Net cash (used in)/provided by financing activities	(15,760,482)	72,108,366

Adjustment to period cash flows due to currency movement	25,080,423	14,473,426

Increase in cash	17,824,821	92,295,233
Cash at beginning of period	976,495,630	830,562,767

Cash at end of period	$994,320,451	$922,858,000

Reconciliation of net income to net cash provided by operating activities

Net income	$8,485,304	$6,440,447
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(3,233,554)	(2,619,122)
Decrease in prior period receivable from accrued interest	3,182,231	1,786,451
Currency translation adjustment	72,924	25,875
Increase in accrued sponsor fee	341,687	313,994
Decrease in prior period accrued sponsor fee	(343,712)	(234,204)

Net cash provided by operating activities	$8,504,880	$5,713,441

See Notes to Financial Statements

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on December 28, 2007.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January 2008, an income distribution of $0.42835 per share was paid on February 8, 2008.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the three months ending January 31, 2008, there were euro principal deposits of 80,000,000 and euro principal redemptions of 85,000,000 resulting in an ending euro principal balance of 670,000,000. This equates to 994,347,000 USD. For the year ending October 31, 2007, there were euro principal deposits of 315,000,000 and euro principal redemptions of 290,000,000 resulting in an ending euro principal balance of 675,000,000. This equated to 976,590,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$979,334,149	6,500,000	$832,115,014
Shares issued	800,000	117,440,412	3,150,000	424,277,709
Shares redeemed	(850,000)	(124,784,116)	(2,900,000)	(390,729,902)
Adjustment to period Shares due to currency movement and other	—	25,221,873	—	113,671,328

Ending redemption balance	6,700,000	$997,212,318	6,750,000	$979,334,149

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

9.	Acquisition of Rydex Investments and Rydex Specialized Products LLC

On January 17, 2008 Rydex NV, Inc., parent company of the Sponsor, was acquired by Security Benefit Corporation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Shares, which began trading on December 12, 2005, trade under ticker symbol “FXE” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value; Valuation of Euro

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding euro (expressed as a multiple of 100 euro – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan

Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2008 was an annual nominal rate of 3.92%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXE Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
1/2/2008	$0.40216	$147.41	0.27%	3.32%
12/3/2007	$0.40988	$146.61	0.28%	3.29%
11/1/2007	$0.40705	$144.36	0.28%	3.32%

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

Results of Operations

The trust was formed on December 5, 2005 and the Shares commenced trading on the NYSE on December 12, 2005. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006 the number of euro owned by the Trust was 650,000,000 resulting in a redeemable capital share value of $832,115,014. As of October 31, 2007 the number of euro owned by the Trust was 675,000,000 resulting in a redeemable capital share value of $979,334,149.

During the three months ended January 31, 2008 an additional 800,000 shares had been created in exchange for 80,000,000 euro and 850,000 shares were redeemed in exchange for 85,000,000 euro. As of January 31, 2008 the number of euro owned by the Trust was 670,000,000 resulting in a redeemable capital share value of $997,212,318.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2008, 17 Baskets (850,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2007 – 11/30/2007	100,000	$146.16
12/01/2007 – 12/31/2007	500,000	$144.67
01/01/2008 – 01/31/2008	250,000	$147.80

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust

Date: March 10, 2008	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)