Form 10-Q
period 2008-04-30
CURRENCYSHARES EURO TRUST
filed 2008-06-06
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   X   Accelerated filer        Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM EURO TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Euro deposits, interest bearing	$1,183,167,999	$976,590,000
Euro deposits, non-interest bearing	107,255	--
Subscription receivable	156,110,599	--
Receivable from accrued interest	3,540,936	3,182,231

Total Assets	$1,342,926,789	$979,772,231

Liabilities and Shareholders’ Equity
Current Liabilities
Euro deposits, non-interest bearing, overdrawn	$--	$94,370
Redemptions payable	46,833,180	--
Accrued Sponsor's fee	375,639	343,712

Total Liabilities	47,208,819	438,082
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 8,300,000 and 6,750,000 issued and
outstanding, respectively	1,295,717,970	979,334,149
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$1,342,926,789	$979,772,231

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2008	Six months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest Income	$10,096,743	$19,597,843	$8,090,245	$15,435,913

Total Income	10,096,743	19,597,843	8,090,245	15,435,913
Expenses
Sponsor’s fee	(1,054,347)	(2,070,143)	(931,829)	(1,837,050)

Total Expenses	(1,054,347)	(2,070,143)	(931,829)	(1,837,050)
Net Income	$9,042,396	$17,527,700	$7,158,416	$13,598,863

Other Comprehensive Income
Currency translation adjustment	134,723	245,407	203,172	190,165

Total Comprehensive Income	$9,177,119	$17,773,107	$7,361,588	$13,789,028

Earnings per share	$1.28	$2.52	$1.00	$1.93
Weighted-average Shares
Outstanding	7,062,778	6,962,637	7,193,820	7,048,066
Cash Dividends per Share	$1.28	$2.51	$0.98	$1.86

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	17,527,700	29,656,532
Distributions Paid	(17,479,393)	(28,962,503)
Adjustment of redeemable capital shares to redemption value	(48,307)	(694,029)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	245,407	599,283
Adjustment of redeemable capital shares to redemption value	(245,407)	(599,283)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Euro Trust
Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2008	Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$19,477,122	14,410,592
Cash paid for expenses	(2,064,249)	(1,760,173)

Net cash provided by operating activities	17,412,873	12,650,419
Cash flows from financing activities
Cash received to purchase redeemable shares	360,410,425	190,901,251
Cash paid to redeem redeemable shares	(232,720,282)	(72,370,395)
Cash paid for distributions	(17,479,393)	(13,118,592)

Net cash provided by financing activities	110,210,750	105,412,264
Adjustment to period cash flows due to currency movement	79,156,001	62,237,274

Increase in cash	206,779,624	180,299,957
Cash at beginning of period	976,495,630	830,562,767

Cash at end of period	$1,183,275,254	$1,010,862,724

Reconciliation of net income to net cash provided by
operating activities
Net income	$17,527,700	$13,598,863
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(3,540,936)	(2,967,365)
Decrease in prior period receivable from accrued interest	3,182,231	1,786,451
Currency translation adjustment	211,951	136,687
Increase in accrued sponsor fee	375,639	329,987
Decrease in prior period accrued sponsor fee	(343,712)	(234,204)

Net cash provided by operating activities	$17,412,873	$12,650,419

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2008, an income distribution of $0.43190 per share was paid on May 8, 2008.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the six months ending April 30, 2008, there were euro principal deposits of 340,000,000 and euro principal redemptions of 185,000,000 resulting in an ending euro principal balance of 830,000,000. This equates to 1,292,144,000 USD. For the year ending October 31, 2007, there were euro principal deposits of 315,000,000 and euro principal redemptions of 290,000,000 resulting in an ending euro principal balance of 675,000,000. This equated to 976,590,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$979,334,149	6,500,000	$832,115,014
Shares issued	3,400,000	510,733,963	3,150,000	424,277,709
Shares redeemed	(1,850,000)	(277,817,344)	(2,900,000)	(390,729,902)
Adjustment to period Shares due
to currency movement and other	--	83,467,202	--	113,671,328

Ending redemption balance	8,300,000	$1,295,717,970	6,750,000	$979,334,149

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

In certain exceptional cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding euro (expressed as a multiple of 100 euro – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2008 was an annual nominal rate of 3.94%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXE Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
4/1/2008	$ 0.46546	$ 156.16	0.30%	3.52%
3/3/2008	$ 0.41137	$ 151.99	0.27%	3.42%
2/1/2008	$ 0.42835	$ 148.55	0.29%	3.40%

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

During the six months ended April 30, 2008, an additional 340,000 shares had been created in exchange for 340,000,000 euro and 1,850,000 shares were redeemed in exchange for 185,000,000 euro. As of April 30, 2008, the number of euro owned by the Trust was 830,000,000 resulting in a redeemable capital share value of $1,295,717,970.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended April 30, 2008, 20 Baskets (1,000,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2008 - 02/29/2008	150,000	$147.31
03/01/2008 - 03/31/2008	250,000	$154.54
04/01/2008 - 04/30/2008	600,000	$156.91

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

CURRENCYSHARESSM EURO TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust
Date: June 6, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)