Form 10-Q
period 2008-07-31
CURRENCYSHARES EURO TRUST
filed 2008-09-08
CIK 1328598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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
N/A
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   X     Accelerated filer          Non-accelerated filer          Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM EURO TRUST
Index

Item 1.      FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Euro deposits, interest bearing	$1,356,243,000	$976,590,000
Euro deposits, non-interest bearing	--	--
Subscription receivable	7,818,163	--
Receivable from accrued interest	4,636,124	3,182,231

Total Assets	$1,368,697,287	$979,772,231

Liabilities and Shareholders’ Equity
Current Liabilities
Euro deposits, non-interest bearing, overdrawn	$46,159	$94,370
Accrued Sponsor's fee	472,131	343,712

Total Liabilities	518,290	438,082
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
17,000,000 authorized - 8,750,000 and 6,750,000 issued and
outstanding, respectively	1,368,178,997	979,334,149
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$1,368,697,287	$979,772,231

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$14,943,971	$34,541,814	$8,924,318	$24,360,231

Total Income	14,943,971	34,541,814	8,924,318	24,360,231
Expenses
Sponsor’s fee	(1,564,575)	(3,634,718)	(963,274)	(2,800,324)

Total Expenses	(1,564,575)	(3,634,718)	(963,274)	(2,800,324)
Net Income	$13,379,396	$30,907,096	$7,961,044	$21,559,907

Other Comprehensive Income
Currency translation adjustment	(39,967)	205,440	93,998	284,163

Total Comprehensive Income	$13,339,429	$31,112,536	$8,055,042	$21,844,070

Earnings per Share	$1.35	$3.89	$1.14	$3.07
Weighted-average Shares
Outstanding	9,895,109	7,947,263	7,005,978	7,033,883
Cash Dividends per Share	$1.32	$3.85	$1.11	$2.97

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	30,907,096	29,656,532
Distributions Paid	(30,462,665)	(28,962,503)
Adjustment of redeemable capital shares to redemption value	(444,431)	(694,029)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	205,440	599,283
Adjustment of redeemable capital shares to redemption value	(205,440)	(599,283)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$33,229,314	$23,325,518
Cash paid for expenses	(3,522,143)	(2,744,913)

Net cash provided by operating activities	29,707,171	20,580,605
Cash flows from financing activities
Cash received to purchase redeemable shares	1,705,859,189	259,407,947
Cash paid to redeem redeemable shares	(1,408,505,274)	(206,166,517)
Cash paid for distributions	(30,462,665)	(20,890,377)

Net cash provided by financing activities	266,891,250	32,351,053
Adjustment to period cash flows due to currency movement	83,102,790	62,686,541

Increase in cash	379,701,211	115,618,199
Cash at beginning of period	976,495,630	830,562,767

Cash at end of period	$1,356,196,841	$946,180,966

Reconciliation of net income to net cash provided by
operating activities
Net income	$30,907,096	$21,559,907
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(4,636,124)	(2,959,552)
Decrease in prior period receivable from accrued interest	3,182,231	1,786,451
Currency translation adjustment	125,549	119,870
Increase in accrued sponsor fee	472,131	308,133
Decrease in prior period accrued sponsor fee	(343,712)	(234,204)

Net cash provided by operating activities	$29,707,171	$20,580,605

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2008, an income distribution of $0.47356 per share was paid on August 8, 2008.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the nine months ending July 31, 2008, there were euro principal deposits of 1,125,000,000 and euro principal redemptions of 925,000,000 resulting in an ending euro principal balance of 875,000,000. This equates to 1,364,037,500 USD. For the year ending October 31, 2007, there were euro principal deposits of 315,000,000 and euro principal redemptions of 290,000,000 resulting in an ending euro principal balance of 675,000,000. This equated to 976,590,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$979,334,149	6,500,000	$832,115,014
Shares issued	11,250,000	1,713,485,970	3,150,000	424,277,709
Shares redeemed	(9,250,000)	(1,408,505,274)	(2,900,000)	(390,729,902)
Adjustment to period Shares due
to currency movement and other	--	83,864,152	--	113,671,328

Ending redemption balance	8,750,000	$1,368,178,997	6,750,000	$979,334,149

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

All of the Trust’s euro are held by the Depository.  Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

8.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 4.11%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXE Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.43582	$157.79	0.28%	3.26%
6/2/2008	$0.44810	$155.53	0.29%	3.51%
5/1/2008	$0.43190	$154.60	0.28%	3.30%

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

During the nine months ending July 31, 2008, an additional 11,250,000 shares had been created in exchange for 1,125,000,000 euro and 9,250,000 shares were redeemed in exchange for 925,000,000 euro. As of July 31, 2008, the number of euro owned by the Trust was 875,000,000 resulting in a redeemable capital share value of $1,368,178,997.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended July 31, 2008, 148 Baskets (7,400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2008 - 05/31/2008	500,000	$154.52
06/01/2008 - 06/30/2008	1,350,000	$156.87
07/01/2008 - 07/31/2008	5,550,000	$157.21

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

CURRENCYSHARESSM EURO TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust
Date: September 8, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)