Form 10-K
period 2008-10-31
CURRENCYSHARES EURO TRUST
filed 2008-12-30
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 8,300,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2008 as reported by NYSE Arca on that date: $1,299,199,000.

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

The investment objective of the Trust is for the Shares to reflect the price of euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the euro through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the euro. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, every business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. The Sponsor was paid $4,591,505 for the year ended October 31, 2008.

The Trustee

The Bank of New York, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the euro/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the euro/USD as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

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

Termination

The Trust will terminate upon the occurrence of any of the termination events listed in the Depositary Trust Agreement and will otherwise terminate on December 5, 2045.

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

For each of the quarters during the fiscal years ended October 31, 2008 and October 31, 2007, the high and low sale prices of the Shares as reported for NYSE (prior to October 30, 2007) and NYSE Arca transactions (on and after October 30, 2007) were as follows:

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$149.35	$143.46
April 30, 2008	$160.10	$144.84
July 31, 2008	$159.44	$153.86
October 31, 2008	$155.96	$125.39

Fiscal Year Ended October 31, 2007:	High	Low
Quarter Ended
January 31, 2007	$133.44	$127.21
April 30, 2007	$136.94	$129.37
July 31, 2007	$138.51	$133.15
October 31, 2007	$145.12	$134.33

The number of record holders of Shares of the registrant as of November 30, 2008 was approximately 113.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	3,800,000	$149.23
September	1,000,000	$143.87
October	2,550,000	$134.12

Item 6.	SELECTED FINANCIAL DATA

Financial highlights for the fiscal years ended October 31, 2008, October 31, 2007 and the period from December 5, 2005 (date of inception) to October 31, 2006.

	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007	December 5, 2005 [Date of Inception] to October 31, 2006
Income
Interest income	$43,981,227	$33,414,612	$11,042,589

Total Income	43,981,227	33,414,612	11,042,589

Expenses
Sponsor’s fee	(4,591,505)	(3,758,080)	(1,715,469)

Total Expenses	(4,591,505)	(3,758,080)	(1,715,469)
Net Income	$39,389,722	$29,656,532	$9,327,120

Other Comprehensive Income
Currency translation adjustment	(701,782)	599,283	260,463

Total Comprehensive Income	$38,687,940	$30,255,815	$9,587,583

Basic and Diluted Earnings per Share	$5.22	$4.25	$2.40
Weighted-average Shares Outstanding	7,552,732	6,972,603	3,891,088
Cash Dividends per Share	$5.27	$4.16	$2.10

For the fiscal year ended October 31, 2008, total assets were $541,310,782 and net cash flows were $(438,047,464).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NAV PER SHARE; VALUATION OF EURO

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate, expressed as a multiple of 100 euro (Noon Buying Rate x 100):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2008 was an annual nominal rate of 3.32%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2008	$0.42272	$140.59	0.30%	3.55%
9/2/2008	$0.45924	$145.25	0.32%	3.86%
8/1/2008	$0.47356	$155.72	0.30%	3.59%

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

RESULTS OF OPERATIONS

The trust was formed on December 5, 2005 and the Shares commenced trading on the NYSE on December 12, 2005. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of euro owned by the Trust was 650,000,000 resulting in a redeemable capital share of $832,115,014. As of October 31, 2007, the number of euro owned by the Trust was 675,000,000 resulting in a redeemable capital share value of $979,334,149.

During the year ended October 31, 2008, an additional 13,800,000 shares had been created in exchange for 1,380,000,000 euro and 16,600,000 shares were redeemed in exchange for 1,660,000,000 euro. As of October 31, 2008, the number of euro owned by the Trust was 395,000,000 resulting in a USD value of $502,378,480.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2008.

The assessment by the chief executive officer and chief financial officer of the Sponsor of the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their report included herein.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended October 31, 2008 and October 31, 2007 were:

	2008	2007
Audit Fees	$13,125	$23,929
Audit-related fees	26,250	30,357
Tax fees	0	0
All other Fees	0	0

	$39,375	$54,286

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencySharesSM Euro Trust

Financial Statements as of October 31, 2008

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2008 and October 31, 2007	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2008, the year ended October 31, 2007 and the period from December 5, 2005 (date of inception) to October 31, 2006	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2008 and the year ended October 31, 2007	F-5

Statements of Cash Flows for the year ended October 31, 2008, the year ended October 31, 2007 and the period from December 5, 2005 (date of inception) to October 31, 2006	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Euro Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Euro Trust (the “Trust”) at October 31, 2008 and October 31, 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and October 31, 2007 and for the period December 5, 2005 (commencement of operations) through October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Baltimore, Maryland

December 29, 2008

CurrencySharesSM Euro Trust

Statements of Financial Condition

	October 31, 2008	October 31, 2007
Assets
Current Assets
Euro deposits, interest bearing	$538,985,000	$976,590,000
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	2,325,782	3,182,231

Total Assets	$541,310,782	$979,772,231

Liabilities and Shareholders’ Equity
Current Liabilities
Euro Deposits, non-interest bearing, overdrawn	$536,834	$94,370
Redemptions Payable	38,155,328	—
Accrued Sponsor’s fee	240,140	343,712

Total Liabilities	38,932,302	438,082

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 17,000,000 authorized – 3,950,000 and 6,750,000 issued and outstanding, respectively	502,378,480	979,334,149
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$541,310,782	$979,772,231

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2008	Year ended October 31, 2007	December 5, 2005 [Date of Inception] to October 31, 2006
Income
Interest Income	$43,981,227	$33,414,612	$11,042,589

Total Income	43,981,227	33,414,612	11,042,589

Expenses
Sponsor’s fee	(4,591,505)	(3,758,080)	(1,715,469)

Total Expenses	(4,591,505)	(3,758,080)	(1,715,469)
Net Income	$39,389,722	$29,656,532	$9,327,120

Other Comprehensive Income
Currency translation adjustment	(701,782)	599,283	260,463

Total Comprehensive Income	$38,687,940	$30,255,815	$9,587,583

Basic and Diluted Earnings per Share	$5.22	$4.25	$2.40
Weighted-average Shares Outstanding	7,552,732	6,972,603	3,891,088
Cash Dividends per Share	$5.27	$4.16	$2.10

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2008	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	39,389,722	29,656,532
Distributions Paid	(39,703,921)	(28,962,503)
Adjustment of redeemable capital shares to redemption value	314,199	(694,029)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(701,782)	599,283
Adjustment of redeemable capital shares to redemption value	701,782	(599,283)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

	Year ended October 31, 2008	Year ended October 31, 2007	December 5, 2005 [Date of Inception] to October 31, 2006
Cash flows from operating activities
Cash received for accrued income	$44,321,625	$32,298,429	$9,304,670
Cash paid for expenses	(4,640,842)	(3,686,007)	(1,487,627)

Net cash provided by operating activities	39,680,783	28,612,422	7,817,043

Cash flows from financing activities
Cash received to purchase redeemable shares	2,066,798,350	424,277,709	1,019,824,365
Cash paid to redeem redeemable shares	(2,441,169,915)	(390,729,902)	(211,476,831)
Cash paid for distributions	(39,703,921)	(28,962,503)	(8,165,567)

Net cash (used in)/provided by financing activities	(414,075,486)	4,585,304	800,181,967

Adjustment to period cash flows due to currency movement	(63,652,761)	112,735,137	22,563,639

(Decrease)/Increase in cash	(438,047,464)	145,932,863	830,562,649
Cash at beginning of period	976,495,630	830,562,767	118

Cash at end of period	$538,448,166	$976,495,630	$830,562,767

Reconciliation of net income to net cash provided by operating activities

Net income	$39,389,722	$29,656,532	$9,327,120
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(2,325,782)	(3,182,231)	(1,786,451)
Decrease in prior period receivable from accrued interest	3,182,231	1,786,451	—
Currency translation adjustment	(461,816)	242,162	42,170
Increase in accrued sponsor fee	240,140	343,712	234,204
Decrease in prior period accrued sponsor fee	(343,712)	(234,204)	—

Net cash provided by operating activities	$39,680,783	$28,612,422	$7,817,043

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Euro Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October 2008, an income distribution of $0.34517 per share was paid on November 10, 2008.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the year ending October 31, 2008, there were euro principal deposits of 1,380,000,000 and 1,660,000,000 euro principal redemptions resulting in an ending euro principal balance of 395,000,000. This equates to 500,939,000 USD. For the year ending October 31, 2007, there were euro principal deposits of 315,000,000 and 290,000,000 euro principal redemptions resulting in an ending euro principal balance of 675,000,000. This equates to 976,590,000 USD. For the period from December 5, 2005 (Date of Inception) to October 31, 2006, there were euro principal deposits of 820,000,000 and euro principal redemptions of 170,000,100 resulting in an ending euro principal balance of 650,000,000. This equated to 830,245,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2008		Year ended October 31, 2007		Period from December 5, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,750,000	$979,334,149	6,500,000	$832,115,014	1	$118
Shares issued	13,800,000	2,066,798,350	3,150,000	424,277,709	8,200,000	1,019,824,365
Shares redeemed	(16,600,000)	(2,486,161,939)	(2,900,000)	(390,729,902)	(1,700,001)	(211,476,831)
Adjustment to period Shares due to currency movement and other	—	(57,592,080)	—	113,671,328	—	23,767,362

Ending redemption balance	3,950,000	$502,378,480	6,750,000	$979,334,149	6,500,000	$832,115,014

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 30, 2008.

CURRENCYSHARESSM EURO TRUST

By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust

	By:	/s/ KEVIN FARRAGHER
Kevin Farragher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ KEVIN FARRAGHER	Chief Executive Officer	December 30, 2008
Kevin Farragher	(principal executive officer)

/s/ NICK BONOS	Director and Chief Financial Officer	December 30, 2008
Nick Bonos	(principal financial officer and principal accounting officer)

/s/ CARL G. VERBONCOEUR	Director and Treasurer	December 30, 2008
Carl G. Verboncoeur

/s/ MICHAEL BYRUM	Director	December 30, 2008
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.