Form 10-Q
period 2009-01-31
CURRENCYSHARES EURO TRUST
filed 2009-03-12
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM EURO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition at January 31, 2009 (unaudited) and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended January 31, 2009 (unaudited) and the three months ended January 31, 2008 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2009 (unaudited) and the year ended October 31, 2008	4

Statements of Cash Flows for the three months ended January 31, 2009 (unaudited) and the three months ended January 31, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

	January 31, 2009	October 31, 2008
	(Unaudited)
Assets
Current Assets
Euro deposits, interest bearing	$589,489,540	$538,985,000
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	835,964	2,325,782

Total Assets	$590,325,504	$541,310,782

Liabilities and Shareholders’ Equity
Current Liabilities
Euro Deposits, non-interest bearing, overdrawn	$30,248	$536,834
Redemptions payable	32,069,907	38,155,328
Accrued Sponsor’s fee	208,979	240,140

Total Liabilities	32,309,134	38,932,302

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 17,000,000 authorized – 4,350,000 and 3,950,000 issued and outstanding, respectively	558,016,370	502,378,480
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$590,325,504	$541,310,782

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2009	Three months ended January 31, 2008
Income
Interest Income	$3,090,116	$9,501,100

Total Income	3,090,116	9,501,100

Expenses
Sponsor’s fee	(571,195)	(1,015,796)

Total Expenses	(571,195)	(1,015,796)

Net Income	$2,518,921	$8,485,304

Other Comprehensive Income
Currency translation adjustment	(69,212)	110,684

Total Comprehensive Income	$2,449,709	$8,595,988

Basic and Diluted Earnings per Share	$0.57	$1.24
Weighted-average Shares Outstanding	4,405,435	6,864,674
Cash Dividends per Share	$0.80	$1.23

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2009	Year ended October 31, 2008
	(Unaudited)
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	2,518, 921	39,389,722
Distributions Paid	(3,528,270)	(39,703,921)
Adjustment of redeemable capital shares to redemption value	1,009,349	314,199

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(69,212)	(701,782)
Adjustment of redeemable capital shares to redemption value	69,212	701,782

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2009	Three months ended January 31, 2008
Cash flows from operating activities
Cash received for accrued income	$4,647,103	$9,531,422
Cash paid for expenses	(605,825)	(1,026,542)

Net cash provided by operating activities	4,041,278	8,504,880

Cash flows from financing activities
Cash received to purchase redeemable shares	164,915,836	117,440,412
Cash paid to redeem redeemable shares	(118,782,468)	(124,784,116)
Cash paid for distributions	(3,528,270)	(8,416,778)

Net cash provided by/(used in) financing activities	42,605,098	(15,760,482)

Adjustment to period cash flows due to currency movement	4,364,750	25,080,423

Increase in cash	51,011,126	17,824,821
Cash at beginning of period	538,448,166	976,495,630

Cash at end of period	$589,459,292	$994,320,451

Reconciliation of net income to net cash provided by operating activities

Net income	$2,518,921	$8,485,304
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(835,964)	(3,233,554)
Decrease in prior period receivable from accrued interest	2,325,782	3,182,231
Currency translation adjustment	63,700	72,924
Increase in accrued sponsor fee	208,979	341,687
Decrease in prior period accrued sponsor fee	(240,140)	(343,712)

Net cash provided by operating activities	$4,041,278	$8,504,880

See Notes to Financial Statements

CurrencySharesSM Euro Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencySharesSM Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the euro plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The Trust’s assets primarily consist of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for interest received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on December 30, 2008.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Euro Deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca is open for regular trading. As of and after November 13, 2008, Euro Deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/euro exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January 2009, an income distribution of $0.12959 per share was paid on February 9, 2009.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the three months ended January 31, 2009, there were euro principal deposits of 125,000,000 and euro principal redemptions of 85,000,000 resulting in an ending euro principal balance of 435,000,000. This equates to 557,452,065 USD. For the year ending October 31, 2008, there were euro principal deposits of 1,380,000,000 and euro principal redemptions of 1,660,000,000 resulting in an ending euro principal balance of 395,000,000. This equates to 500,939,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2009 (Unaudited)		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,950,000	$502,378,480	6,750,000	$979,334,149
Shares issued	1,250,000	164,915,836	13,800,000	2,066,798,350
Shared redeemed	(850,000)	(112,110,607)	(16,600,000)	(2,486,161,939)
Adjustment to period Shares due to currency movement and other	—	2,832,661	—	(57,592,080)

Ending redemption balance	4,350,000	$558,016,370	3,950,000	$502,378,480

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the euro in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s euro, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

The value of the Shares relates directly to the value of the euro held by the Trust and fluctuations in the price of the euro could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Definition of Net Asset Value; Valuation of Euro

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of euro in the Trust at the end of the preceding business day accrued but unpaid interest, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any.

Prior to November 13, 2008, the NAV was expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. As of and after November 13, 2008, the NAV has been expressed in USD based on the Closing Spot Rate as determined by WM/Reuters. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (on or after November 13, 2008) expressed as a multiple of 100 euro:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of January 31, 2009 was an annual nominal rate of 1.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/2/2009	$0.21490	$139.23	0.15%	1.82%
12/1/2008	$0.26420	$127.15	0.21%	2.53%
11/3/2008	$0.34517	$127.18	0.27%	3.20%

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods covered by this report.

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Euro Deposits (cash) are translated at the Closing Spot Rate as determined by WM/Reuters as of 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

During the three months ended January 31, 2009, an additional 1,250,000 shares had been created in exchange for 125,000,000 euro and 850,000 shares were redeemed in exchange for 85,000,000 euro. As of January 31, 2009, the number of euro owned by the Trust was 435,000,000 resulting in a USD value of $558,016,370.

Movements in the Price of Euro

The investment objective of the Trust is for the Shares to reflect the price of the euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2009, 17 Baskets (850,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2008 – 11/30/2008	200,000	$153.85
12/01/2008 – 12/31/2008	—	—
01/01/2009 – 01/31/2009	650,000	$142.58

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust

Date: March 12, 2009	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)