Form 10-Q
period 2009-04-30
CURRENCYSHARES EURO TRUST
filed 2009-06-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM EURO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009, the six months April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2009	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
Euro deposits, interest bearing	$589,669,500	$538,985,000
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	301,994	2,325,782

Total Assets	$589,971,494	$541,310,782

Liabilities and Shareholders’ Equity
Current Liabilities
Euro Deposits, non-interest bearing, overdrawn	$5,701	$536,834
Redemptions payable	—	38,155,328
Accrued Sponsor’s fee	202,747	240,140

Total Current Liabilities	208,448	38,932,302

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 17,000,000 authorized – 4,450,000 and 3,950,000 issued and outstanding, respectively	589,763,046	502,378,480
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$589,971,494	$541,310,782

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest Income	$1,143,297	$4,233,413	$10,096,743	$19,597,843

Total Income	1,143,297	4,233,413	10,096,743	19,597,843

Expenses
Sponsor’s fee	(575,001)	(1,146,196)	(1,054,347)	(2,070,143)

Total Expenses	(575,001)	(1,146,196)	(1,054,347)	(2,070,143)

Net Income	$568,296	$3,087,217	$9,042,396	$17,527,700

Other Comprehensive Income (Loss)
Currency translation adjustment	9,949	(59,263)	134,723	245,407

Total Comprehensive Income	$578,245	$3,027,954	$9,177,119	$17,773,107

Basic and Diluted Earnings per Share	$0.13	$0.69	$1.28	$2.52
Weighted-average Shares Outstanding	4,530,899	4,467,127	7,062,778	6,962,637
Cash Dividends per Share	$0.23	$1.03	$1.28	$2.51

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	3,087,217	39,389,722
Distributions Paid	(4,569,141)	(39,703,921)
Adjustment of redeemable capital shares to redemption value	1,481,924	314,199

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(59,263)	(701,782)
Adjustment of redeemable capital shares to redemption value	59,263	701,782

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$6,326,473	$19,477,122
Cash paid for expenses	(1,193,965)	(2,064,249)

Net cash provided by operating activities	5,132,508	17,412,873

Cash flows from financing activities
Cash received to purchase redeemable shares	367,076,418	360,410,425
Cash paid to redeem redeemable shares	(340,888,852)	(232,720,282)
Cash paid for distributions	(4,569,141)	(17,479,393)

Net cash provided by financing activities	21,618,425	110,210,750

Adjustment to period cash flows due to currency movement	24,464,700	79,156,001

Increase in cash	51,215,633	206,779,624
Cash at beginning of period	538,448,166	976,495,630

Cash at end of period	$589,663,799	$1,183,275,254

Reconciliation of net income to net cash provided by operating activities

Net income	$3,087,217	$17,527,700
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(301,994)	(3,540,936)
Decrease in prior period receivable from accrued interest	2,325,782	3,182,231
Currency translation adjustment	58,896	211,951
Increase in accrued sponsor fee	202,747	375,639
Decrease in prior period accrued sponsor fee	(240,140)	(343,712)

Net cash provided by operating activities	$5,132,508	$17,412,873

See Notes to Financial Statements.

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

The functional currency of the Trust is the euro in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2009, an income distribution of $0.02099 per share was paid on May 8, 2009.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the six months ended April 30, 2009, there were euro principal deposits of 280,000,000 and euro principal redemptions of 230,000,000 resulting in an ending euro principal balance of 445,000,000. This equates to 589,669,500 USD. For the year ending October 31, 2008, there were euro principal deposits of 1,380,000,000 and euro principal redemptions of 1,660,000,000 resulting in an ending euro principal balance of 395,000,000. This equates to 500,939,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for euro. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,950,000	$502,378,480	6,750,000	$979,334,149
Shares issued	2,800,000	367,076,418	13,800,000	2,066,798,350
Shared redeemed	(2,300,000)	(301,468,792)	(16,600,000)	(2,486,161,939)
Adjustment to period Shares due to currency movement and other	—	21,776,940	—	(57,592,080)

Ending balance	4,450,000	$589,763,046	3,950,000	$502,378,480

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

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s euro are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 100 euro:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of April 30, 2009 was an annual nominal rate of 0.32%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXE Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
4/1/2009	$0.04481	$132.81	0.03%	0.40%
3/2/2009	$0.05852	$127.07	0.05%	0.60%
2/2/2009	$0.12959	$128.28	0.10%	1.19%

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

Results of Operations

The trust was formed on December 5, 2005 and the Shares commenced trading on the NYSE on December 12, 2005. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2007, the number of euro owned by the Trust was 675,000,000 resulting in a redeemable capital share value of $979,334,149. As of October 31, 2008, the number of euro owned by the Trust was 395,000,000 resulting in a redeemable capital share value of $502,378,480.

During the six months ended April 30, 2009, an additional 2,800,000 shares had been created in exchange for 280,000,000 euro and 2,300,000 shares were redeemed in exchange for 230,000,000 euro. As of April 30, 2009, the number of euro owned by the Trust was 445,000,000 resulting in a redeemable capital share value of $589,763,046.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2009, 29 Baskets (1,450,000 Shares registered pursuant to Section 2 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2009 – 02/28/2009	400,000	$127.16
03/01/2009 – 03/31/2009	650,000	$127.52
04/01/2009 – 04/30/2009	400,000	$130.45

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust

Date: June 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)