Form 10-Q
period 2009-07-31
CURRENCYSHARES EURO TRUST
filed 2009-09-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM EURO TRUST

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Euro Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Euro deposits, interest bearing	$602,522,500	$538,985,000
Euro deposits, non-interest bearing	—	—
Subscription receivable	14,177,000	—
Receivable from accrued interest	43,469	2,325,782

Total Assets	$616,742,969	$541,310,782

Liabilities and Shareholders’ Equity
Current Liabilities
Euro Deposits, non-interest bearing, overdrawn	$3,537	$536,834
Redemptions payable	—	38,155,328
Accrued Sponsor’s fee	204,980	240,140

Total Current Liabilities	208,517	38,932,302

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 32,000,000 and 17,000,000 authorized, respectively – 4,350,000 and 3,950,000 issued and outstanding, respectively	616,534,452	502,378,480
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$616,742,969	$541,310,782

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$500,289	$4,733,702	$14,943,971	$34,541,814

Total Income	500,289	4,733,702	14,943,971	34,541,814

Expenses
Sponsor’s fee	(600,103)	(1,746,299)	(1,564,575)	(3,634,718)

Total Expenses	(600,103)	(1,746,299)	(1,564,575)	(3,634,718)

Net (Loss) Income	$(99,814)	$2,987,403	$13,379,396	$30,907,096

Other Comprehensive (Loss) Income
Currency translation adjustment	(1,857)	(61,120)	(39,967)	205,440

Total Comprehensive (Loss) Income	$(101,671)	$2,926,283	$13,339,429	$31,112,536

Basic and Diluted Earnings per Share	$(0.02)	$0.68	$1.35	$3.89
Weighted-average Shares Outstanding	4,275,000	4,402,381	9,895,109	7,947,263
Cash Dividends per Share	$0.04	$1.08	$1.32	$3.85

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	2,987,403	39,389,722
Distributions Paid	(4,816,717)	(39,703,921)
Adjustment of redeemable capital shares to redemption value	1,829,314	314,199

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(61,120)	(701,782)
Adjustment of redeemable capital shares to redemption value	61,120	701,782

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$7,204,446	$33,229,314
Cash paid for expenses	(1,807,157)	(3,522,143)

Net cash provided by operating activities	5,397,289	29,707,171

Cash flows from financing activities
Cash received to purchase redeemable shares	455,064,284	1,705,859,189
Cash paid to redeem redeemable shares	(455,081,941)	(1,408,505,274)
Cash paid for distributions	(4,816,717)	(30,462,665)

Net cash (used in)/provided by financing activities	(4,834,374)	266,891,250

Adjustment to period cash flows due to currency movement	63,507,882	83,102,790

Increase in cash	64,070,797	379,701,211
Cash at beginning of period	538,448,166	976,495,630

Cash at end of period	$602,518,963	$1,356,196,841

Reconciliation of net income to net cash provided by operating activities

Net Income	$2,987,403	$30,907,096
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(43,469)	(4,636,124)
Decrease in prior period receivable from accrued interest	2,325,782	3,182,231
Currency translation adjustment	162,733	125,549
Increase in accrued sponsor fee	204,980	472,131
Decrease in prior period accrued sponsor fee	(240,140)	(343,712)

Net cash provided by operating activities	$5,397,289	$29,707,171

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the nine months ended July 31, 2009, there were euro principal deposits of 350,000,000 and euro principal redemptions of 310,000,000 resulting in an ending euro principal balance of 435,000,000. This equates to 616,699,500 USD. For the year ending October 31, 2008, there were euro principal deposits of 1,380,000,000 and euro principal redemptions of 1,660,000,000 resulting in an ending euro principal balance of 395,000,000. This equates to 500,939,000 USD. In addition, net interest associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,950,000	$502,378,480	6,750,000	$979,334,149
Shares issued	3,500,000	468,441,284	13,800,000	2,066,798,350
Shared redeemed	(3,100,000)	(414,831,416)	(16,600,000)	(2,486,161,939)
Adjustment to period Shares due to currency movement and other	—	60,546,104	—	(57,592,080)

Ending balance	4,350,000	$616,534,452	3,950,000	$502,378,480

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.09%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXE Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
7/1/2009	$0.00217	$140.27	0.00%	0.02%
6/1/2009	$0.01222	$141.56	0.01%	0.11%
5/1/2009	$0.02099	$132.53	0.02%	0.19%

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

During the nine months ended July 31, 2009, an additional 3,500,000 shares had been created in exchange for 350,000,000 euro and 3,100,000 shares were redeemed in exchange for 310,000,000 euro. As of July 31, 2009, the number of euro owned by the Trust was 435,000,000 resulting in a redeemable capital share value of $616,534,452.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2009, 16 Baskets (800,000 Shares registered pursuant to Section 2 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2009 – 05/31/2009	300,000	$134.05
06/01/2009 – 06/30/2009	250,000	$139.47
07/01/2009 – 07/31/2009	250,000	$139.42

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)