Form 10-K
period 2009-10-31
CURRENCYSHARES EURO TRUST
filed 2009-12-23
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 4,450,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2009 as reported by NYSE Arca on that date: $588,868,500.

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

The investment objective of the Trust is for the Shares to reflect the price of euro plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the euro through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the euro. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. The Sponsor was paid $2,319,835 for the fiscal year ended October 31, 2009.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest (if any), euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the euro/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the euro/USD as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the euro deposit balances.

The secondary deposit account is used to account for interest received and paid out on creations and redemptions of Baskets. The secondary account is also used to account for interest, if any, earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

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

THE SHARES

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the euro owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

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

The Shares are designed to reflect the price of the euro, plus accumulated interest (if any), less the Trust’s expenses. The price of the euro has fluctuated widely over the past several years. Several factors may affect the price of the euro, including:

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

Recently, the amount of interest earned by the Trust has not exceeded expenses. Accordingly, the Trustee must withdraw euro from the Trust to pay these excess expenses which reduces the amount of euro represented by each Share on an ongoing basis and may result in adverse tax consequences. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Each outstanding Share represents a fractional, undivided interest in the euro held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw euro from the Trust to pay these excess expenses As long as the amount of interest earned does not exceed expenses, the amount of euro represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of euro into the Trust, as the amount of euro required to create Shares will proportionately reflect the amount of euro represented by the Shares outstanding at the time of creation. So long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of euro increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The License Agreement with The Bank of New York Mellon may be terminated by The Bank of New York Mellon in the event of a material breach. Termination of the License Agreement might lead to early termination and liquidation of the Trust.

The Bank of New York Mellon (“BNY Mellon”) and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by BNY Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of BNY Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of BNY Mellon’s patent applications issue as patents, then BNY Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850 which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For each of the quarters during the fiscal years ended October 31, 2009 and October 31, 2008, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$144.18	$124.85
April 30, 2009	$136.77	$125.55
July 31, 2009	$143.24	$132.66
October 31, 2009	$150.14	$140.79

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$149.35	$143.46
April 30, 2008	$160.10	$144.84
July 31, 2008	$159.44	$153.86
October 31, 2008	$155.96	$125.39

The number of record holders of Shares of the registrant as of November 30, 2009 was approximately 135.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	450,000	$142.10
September	400,000	$143.97
October	150,000	$148.46

Item 6.	SELECTED FINANCIAL DATA

Financial highlights for the fiscal years ended October 31, 2009, October 31, 2008, October 31, 2007 and the period from December 5, 2005 (date of inception) to October 31, 2006.

	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007	December 5, 2005 [Date of Inception] to October 31, 2006
Income
Interest income	$4,855,647	$43,981,227	$33,414,612	$11,042,589

Total Income	4,855,647	43,981,227	33,414,612	11,042,589

Expenses
Sponsor’s fee	(2,319,835)	(4,591,505)	(3,758,080)	(1,715,469)

Total Expenses	(2,319,835)	(4,591,505)	(3,758,080)	(1,715,469)
Net Income	$2,535,812	$39,389,722	$29,656,532	$9,327,120

Other Comprehensive (Loss) Income
Currency translation adjustment	(67,545)	(701,782)	599,283	260,463

Total Comprehensive Income	$2,468,267	$38,687,940	$30,255,815	$9,587,583

Basic and Diluted Earnings per Share	$0.59	$5.22	$4.25	$2.40
Weighted-average Shares Outstanding	4,265,753	7,552,732	6,972,603	3,891,088
Cash Dividends per Share	$1.11	$5.27	$4.16	$2.10

For the fiscal year ended October 31, 2009, total assets were $589,730,038 and net cash flows were $51,239,210.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF EURO

The investment objective of the Trust is for the Shares to reflect the price of the euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

NAV PER SHARE; VALUATION OF EURO

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 euro:

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 0.13%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2009.

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

The functional currency of the Trust is the euro in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation.

RESULTS OF OPERATIONS

As of October 31, 2008, the number of euro owned by the Trust was 395,000,000 resulting in a redeemable capital share value of $502,378,480. During the year ended October 31, 2009, an additional 4,050,000 shares had been created in exchange for 404,954,700 euro and 4,100,000 shares were redeemed in exchange for 409,941,175 euro. In addition, 323,405 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2009, the number of euro owned by the Trust was 389,690,120 resulting in a redeemable capital share value of $574,795,922.

Growth in the Trust’s redeemable capital share value from $502,378,480 at October 31, 2008 to $574,795,922 at October 31, 2009, was primarily the result of an increase in the Closing Spot Rate which rose from 1.2682 at October 31, 2008 to 1.4754 at October 31, 2009. The increase in redeemable capital share value during the year ended October 31, 2009 was partially offset by a reduction in the number of Shares outstanding from 3,950,000 at October 31, 2008 to 3,900,000 at October 31, 2009.

The Trust’s net income for the year ended October 31, 2009 was $2,535,812 as a consequence of the Trust’s interest income of $4,855,647 exceeding the Sponsor’s fee of $2,319,835.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $4,591,505 for the year ended October 31, 2008 to $2,319,835 for the year ended October 31, 2009. The only expense of the Trust during the year ended October 31, 2009 was the Sponsor’s fee.

Interest income decreased from $43,981,227 for the year ended October 31, 2008 to $4,855,647 for the year ended October 31, 2009, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, which decreased from 3.32% at October 31, 2008 to 0.13% at October 31, 2009.

Cash dividends per Share decreased from $5.27 for the year ended October 31, 2008 to $1.11 per Share for the year ended October 31, 2009. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2009.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

Item 11.	EXECUTIVE COMPENSATION

Not applicable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended October 31, 2009 and October 31, 2008 were:

	2009	2008
Audit Fees	$15,722	$13,125
Audit-related fees	22,667	26,250
Tax fees	0	0
All other Fees	0	0

	$38,389	$39,375

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

CurrencySharesSM Euro Trust

Financial Statements as of October 31, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Euro Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Euro Trust (the “Trust”) at October 31, 2009 and October 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Baltimore, Maryland

December 23, 2009

CurrencySharesSM Euro Trust

Statements of Financial Condition

	October 31, 2009	October 31, 2008
Assets
Current Assets
Euro deposits, interest bearing	$589,687,376	$538,985,000
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	42,662	2,325,782

Total Assets	$589,730,038	$541,310,782

Liabilities and Shareholders’ Equity
Current Liabilities
Euro Deposits, non-interest bearing, overdrawn	$—	$536,834
Redemptions payable	14,738,573	38,155,328
Accrued Sponsor’s fee	195,543	240,140

Total Current Liabilities	14,934,116	38,932,302

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 32,000,000 and 17,000,000 authorized, respectively – 3,900,000 and 3,950,000 issued and outstanding, respectively	574,795,922	502,378,480
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$589,730,038	$541,310,782

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Income
Interest Income	$4,855,647	$43,981,227	$33,414,612

Total Income	4,855,647	43,981,227	33,414,612

Expenses
Sponsor’s fee	(2,319,835)	(4,591,505)	(3,758,080)

Total Expenses	(2,319,835)	(4,591,505)	(3,758,080)
Net Income	$2,535,812	$39,389,722	$29,656,532

Other Comprehensive (Loss) Income
Currency translation adjustment	(67,545)	(701,782)	599,283

Total Comprehensive Income	$2,468,267	$38,687,940	$30,255,815

Basic and Diluted Earnings per Share	$0.59	$5.22	$4.25
Weighted-average Shares Outstanding	4,265,753	7,552,732	6,972,603
Cash Dividends per Share	$1.11	$5.27	$4.16

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$—	$—	$—
Net Income	2,535,812	39,389,722	29,656,532
Distributions Paid	(4,922,939)	(39,703,921)	(28,962,503)
Adjustment of redeemable capital shares to redemption value	2,387,127	314,199	(694,029)

Retained Earnings Balance, End of Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—	$—
Currency translation adjustment	(67,545)	(701,782)	599,283
Adjustment of redeemable capital shares to redemption value	67,545	701,782	(599,283)

Cumulative Translation Adjustment, End of Period	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

Statements of Cash Flows

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Cash flows from operating activities
Cash received for accrued income	$7,480,322	$44,321,625	$32,298,429
Cash paid for expenses	(2,402,522)	(4,640,842)	(3,686,007)

Net cash provided by operating activities	5,077,800	39,680,783	28,612,422

Cash flows from financing activities
Cash received to purchase redeemable shares	553,905,548	2,066,798,350	424,277,709
Cash paid to redeem redeemable shares	(588,099,632)	(2,441,169,915)	(390,729,902)
Cash paid for distributions	(4,922,939)	(39,703,921)	(28,962,503)

Net cash (used in)/provided by financing activities	(39,117,023)	(414,075,486)	4,585,304

Adjustment to period cash flows due to currency movement	85,278,433	(63,652,761)	112,735,137

Increase (Decrease) in cash	51,239,210	(438,047,464)	145,932,863
Cash at beginning of period	538,448,166	976,495,630	830,562,767

Cash at end of period	$589,687,376	$538,448,166	$976,495,630

Reconciliation of net income to net cash provided by operating activities

Net Income	$2,535,812	$39,389,722	$29,656,532
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(42,662)	(2,325,782)	(3,182,231)
Decrease in prior period receivable from accrued interest	2,325,782	3,182,231	1,786,451
Currency translation adjustment	303,465	(461,816)	242,162
Increase in accrued sponsor fee	195,543	240,140	343,712
Decrease in prior period accrued sponsor fee	(240,140)	(343,712)	(234,204)

Net cash provided by operating activities	$5,077,800	$39,680,783	$28,612,422

See Notes to Financial Statements.

CurrencySharesSM Euro Trust

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through December 23, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the euro in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the year ended October 31, 2009, there were euro principal deposits of 404,954,700, euro principal redemptions of 409,941,175 and euro withdrawals (to pay expenses) of 323,405 resulting in an ending euro principal balance of 389,690,120. This equates to 574,948,803 USD. For the year ending October 31, 2008, there were euro principal deposits of 1,380,000,000 and euro principal redemptions of 1,660,000,000 resulting in an ending euro principal balance of 395,000,000. This equates to 500,939,000 USD. For the year ending October 31, 2007, there were euro principal deposits of 315,000,000 and euro principal redemptions of 290,000,000 resulting in an ending euro principal balance of 675,000,000. This equates to 976,590,000

USD. In addition, net interest, if any, associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2009		Year ended October 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,950,000	$502,378,480	6,750,000	$979,334,149	6,500,000	$832,115,014
Shares issued	4,050,000	553,905,548	13,800,000	2,066,798,350	3,150,000	424,277,709
Shares redeemed	(4,100,000)	(560,619,175)	(16,600,000)	(2,486,161,939)	(2,900,000)	(390,729,902)
Adjustment to period Shares due to currency movement and other	—	79,131,069	—	(57,592,080)	—	113,671,328

Ending balance	3,900,000	$574,795,922	3,950,000	$502,378,480	6,750,000	$979,334,149

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 23, 2009.

CURRENCYSHARESSM EURO TRUST

By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Euro Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	December 23, 2009

/s/ JOE ARRUDA Joe Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	December 23, 2009

/s/ MICHAEL BYRUM Michael Byrum	Director	December 23, 2009

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.