Form 10-Q
period 2010-07-31
CURRENCYSHARES EURO TRUST
filed 2010-09-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32694

CurrencyShares® Euro Trust

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2010, the three months ended July 31, 2009, the nine months ended July 31, 2010 and the nine months ended July 31, 2009	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the nine months ended July 31, 2010 and the nine months ended July 31, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Euro deposits, interest bearing	$506,455,556	$589,687,376
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	82,676	42,662

Total Assets	$506,538,232	$589,730,038

Liabilities and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$38,952,401	$14,738,573
Accrued Sponsor’s fee	153,619	195,543

Total Current Liabilities	39,106,020	14,934,116

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 52,000,000 and 32,000,000 authorized, respectively – 3,600,000 and 3,900,000 issued and outstanding, respectively	467,432,212	574,795,922
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$506,538,232	$589,730,038

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2010	Three months ended July 31, 2009	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Income
Interest Income	$150,146	$500,289	$389,164	$4,733,702

Total Income	150,146	500,289	389,164	4,733,702

Expenses
Sponsor’s fee	(528,334)	(600,103)	(1,769,604)	(1,746,299)

Total Expenses	(528,334)	(600,103)	(1,769,604)	(1,746,299)

Net (Loss)/Income	$(378,188)	$(99,814)	$(1,380,440)	$2,987,403

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(14,998)	(1,857)	17,414	(61,120)

Total Comprehensive (Loss)/Income	$(393,186)	$(101,671)	$(1,363,026)	$2,926,283

Basic and Diluted Earnings per Share	$(0.09)	$(0.02)	$(0.32)	$0.68
Weighted-average Shares Outstanding	4,171,739	4,275,000	4,365,385	4,402,381
Cash Dividends per Share	$—	$0.04	$—	$1.08

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings, Beginning of Period	$—	$—
Net (Loss)/Income	(1,380,440)	2,535,812
Distributions Paid	—	(4,922,939)
Adjustment of redeemable capital shares to redemption value	1,380,440	2,387,127

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	17,414	(67,545)
Adjustment of redeemable capital shares to redemption value	(17,414)	67,545

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Cash flows from operating activities
Cash received for accrued income	$345,773	$7,204,446
Cash paid for expenses	(1,789,127)	(1,807,157)

Net cash (used in)/provided by operating activities	(1,443,354)	5,397,289

Cash flows from financing activities
Cash received to purchase redeemable shares	1,263,825,914	455,064,284
Cash paid to redeem redeemable shares	(1,277,201,175)	(455,081,941)
Cash paid for distributions	—	(4,816,717)

Net cash used in financing activities	(13,375,261)	(4,834,374)

Adjustment to period cash flows due to currency movement	(68,413,205)	63,507,882

(Decrease)/Increase in cash	(83,231,820)	64,070,797
Cash at beginning of period	589,687,376	538,448,166

Cash at end of period	$506,455,556	$602,518,963

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities

Net (Loss)/Income	$(1,380,440)	$2,987,403
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	(82,676)	(43,469)
Prior period receivable from accrued interest	42,662	2,325,782
Currency translation adjustment	19,024	162,733
Accrued sponsor fee	153,619	204,980
Prior period accrued sponsor fee	(195,543)	(240,140)

Net cash (used in)/provided by operating activities	$(1,443,354)	$5,397,289

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Rydex Advisors II, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s audited financial statements included in the Form 10-K filed on December 23, 2009.

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

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are passed through to the Shareholders.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of euro. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of euro by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the nine months ended July 31, 2010, there were euro principal deposits of 932,564,536, euro principal redemptions of

962,343,547 and euro withdrawals (to pay expenses) of 1,065,037, resulting in an ending euro principal balance of 358,846,072. This equates to 467,503,155 USD (which is net of USD redemptions payable of 38,952,401). For the year ended October 31, 2009, there were euro principal deposits of 404,954,700, euro principal redemptions of 409,941,175 and euro withdrawals (to pay expenses) of 323,405, resulting in an ending euro principal balance of 389,690,120. This equates to 574,948,803 USD (which is net of USD redemptions payable of 14,738,573).

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,900,000	$574,795,922	3,950,000	$502,378,480
Shares issued	9,350,000	1,263,825,914	4,050,000	553,905,548
Shares redeemed	(9,650,000)	(1,304,182,892)	(4,100,000)	(560,619,175)
Adjustment to period Shares due to currency movement and other	—	(67,006,732)	—	79,131,069

Ending balance	3,600,000	$467,432,212	3,900,000	$574,795,922

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the euro in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s euro, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Trust Overview

The CurrencyShares® Euro Trust (the “Trust”) is a grantor trust that was formed on December 5, 2005. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of euro and distributes euro in connection with the redemption of Baskets.

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

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which was the euro/USD exchange rate as determined by the Federal Reserve Bank of New York. As of November 13, 2008, the NAV is expressed in USD based on the euro/USD exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2010 was an annual nominal rate of 0.15%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2010.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, euro deposits (cash) are translated at the Closing Spot Rate.

The functional currency of the Trust is euro in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of euro owned by the Trust was 389,690,120, resulting in a redeemable capital share value of $574,795,922. During the nine months ended July 31, 2010, an additional 9,350,000 shares were created in exchange for 932,564,536 euro and 9,650,000 shares were redeemed in exchange for 962,343,547 euro. In addition, 1,065,037 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2010, the number of euro owned by the Trust was 358,846,072, resulting in a redeemable capital share value of $467,432,212.

The decrease in the Trust’s redeemable capital share value from $574,795,922 at October 31, 2009 to $467,432,212 at July 31, 2010 was primarily the result of a decrease in the number of Shares outstanding from 3,900,000 at October 31, 2009 to 3,600,000 at July 31, 2010, and a decrease in the Closing Spot Rate from 1.4754 at October 31, 2009 to 1.3028 at July 31, 2010.

Interest income decreased from $500,289 for the three months ended July 31, 2009 to $150,146 for the three months ended July 31, 2010, and decreased from $4,733,702 for the nine months ended July 31, 2009 to $389,164 for the nine months ended July 31, 2010, attributable primarily to a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The only expense of the Trust during the three months and nine months ended July 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the quarterly average Closing Spot Rate from 1.3918 for the three months ended July 31, 2009 to 1.2531 for the three months ended July 31, 2010 and a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $600,103 for the three months ended July 31, 2009 to $528,334 for the three months ended July 31, 2010. Due primarily to an increase in the average Closing Spot Rate from 1.3377 for the nine months ended July 31, 2009 to 1.3552 for the nine months ended July 31, 2010, and partially offset by a decrease in the weighted-average euro in the Trust, the Sponsor’s fee increased from $1,746,299 for the nine months ended July 31, 2009 to $1,769,604 for the nine months ended July 31, 2010.

The Trust’s net loss for the three months ended July 31, 2010 was $378,188, due to the Sponsor’s fee of $528,334 exceeding interest income of $150,146. The Trust’s net loss for the nine months ended July 31, 2010 was $1,380,440, due to the Sponsor’s fee of $1,769,604 exceeding the interest income of $389,164.

Cash dividends per Share decreased from $0.04 for the three months ended July 31, 2009 to $0.00 per Share for the three months ended July 31, 2010, and decreased from $1.08 for the nine months ended July 31, 2009 to $0.00 for the nine months ended July 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as revised in the Trust’s Quarterly Report on Form 10-Q filed June 9, 2010, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Trust's Annual Report on Form 10-K filed December 23, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2010, 120 Baskets (6,000,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2010 – 05/31/2010	1,250,000	$125.40
06/01/2010 – 06/30/2010	3,600,000	$122.34
07/01/2010 – 07/31/2010	1,150,000	$125.97

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
4.1	Amendment to Depositary Trust Agreement, dated November 13, 2008, by and between Rydex Specialized Products LLC, as Sponsor, and The Bank of New York Mellon, as Trustee.

10.1	Amendment to Deposit Account Agreement, dated November 13, 2008, by and between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository.

31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Trust's Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Statements of Financial Condition at July 31, 2010 and October 31, 2009, (ii) Statement of Income and Comprehensive Income for the three months ended July 31, 2010, three months ended July 31, 2009, nine months ended July 31, 2010 and the nine months ended July 31, 2009, (iii) Statements of Changes in Shareholders' Equity for the nine months ended July 31, 2010 and the year ended October 31, 2009, (iv) Statements of Cash Flows for nine months ended July 31, 2010 and nine months ended July 31, 2009 and (v) Notes to Financial Statements.*

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Euro Trust

Date: September 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)