Form 10-Q/A
period 2010-07-31
CURRENCYSHARES EURO TRUST
filed 2010-10-01
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 (the “Quarterly Report”) filed by the CurrencyShares Euro Trust (the “Trust”) is to furnish Exhibit 101 to the Quarterly Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Trust’s Quarterly Report, filed with the Securities and Exchange Commission on September 9, 2010, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Trust’s Quarterly Report. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Quarterly Report or modify or update in any way disclosures made in the original filing.

Item 6.	Exhibits

Number	Description of Exhibit

4.1*	Amendment to Depositary Trust Agreement, dated November 13, 2008, by and between Rydex Specialized Products LLC, as Sponsor, and The Bank of New York Mellon, as Trustee.

10.1*	Amendment to Deposit Account Agreement, dated November 13, 2008, by and between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed on September 9, 2010 as an exhibit to the Trust’s Form 10-Q for the quarterly period ended July 31, 2010.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST By: Rydex Specialized Products LLC Sponsor of the CurrencyShares® Euro Trust

Date: October 1, 2010	By:	/s/ Joseph Arruda
Joseph Arruda Chief Financial Officer (principal financial officer)

3