Form 10-K
period 2010-10-31
CURRENCYSHARES EURO TRUST
filed 2011-01-14
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Aggregate market value of 3,650,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $484,610,500.

CURRENCYSHARES® EURO TRUST

i

PART I

Item 1.	Business

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

The Trust

General

The Trust holds euro and, from time to time, issues Baskets in exchange for deposits of euro and distributes euro in connection with redemptions of Baskets. The euro held by the Trust will be sold only if needed to pay Trust expenses, in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $2,259,026 for the fiscal year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which may earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the euro deposit balances.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the euro, plus accumulated interest (if any), less the Trust’s expenses. The price of the euro has fluctuated widely over the past several years, and volatility has increased in recent months due, in part, to concern over the national debt levels of certain European Union members and the potential impact of this debt on the value of the euro. Several factors may affect the price of the euro, including:

•	National debt levels and trade deficits;

•	Domestic and foreign inflation and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

If the Trustee is required to withdraw euro from the Trust to pay expenses, this will reduce the amount of euro represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the euro held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw euro from the Trust to pay these excess expenses As long as the amount of interest earned does not exceed expenses, the amount of euro represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of euro into the Trust, as the amount of euro required to create Shares will proportionately reflect the amount of euro represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of euro increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the euro deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the euro held in the Deposit Accounts.

Euro deposited in the Deposit Accounts by an Authorized Participant are commingled with euro deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Euro held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific euro held by the Depository and will be an unsecured creditor of the Depository with respect to the euro held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of euro deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the euro held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$151.26	$138.39
April 30, 2010	$139.38	$131.43
July 31, 2010	$131.61	$118.80
October 31, 2010	$140.22	$126.07

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$144.18	$124.85
April 30, 2009	$136.77	$125.55
July 31, 2009	$143.24	$132.66
October 31, 2009	$150.14	$140.79

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 129.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	1,400,000	$126.13
September	5,500,000	$132.71
October	3,350,000	$138.50

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009, October 31, 2008, October 31, 2007 and the period from December 5, 2005 (date of inception) to October 31, 2006.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007	December 5, 2005 [Date of Inception] to October 31, 2006
Income
Interest income	$699,872	$4,855,647	$43,981,227	$33,414,612	$11,042,589

Total Income	699,872	4,855,647	43,981,227	33,414,612	11,042,589

Expenses
Sponsor’s fee	(2,259,026)	(2,319,835)	(4,591,505)	(3,758,080)	(1,715,469)

Total Expenses	(2,259,026)	(2,319,835)	(4,591,505)	(3,758,080)	(1,715,469)
Net (Loss)/Income	$(1,559,154)	$2,535,812	$39,389,722	$29,656,532	$9,327,120

Other Comprehensive Income/(Loss):
Currency translation adjustment	9,254	(67,545)	(701,782)	599,283	260,463

Total Comprehensive (Loss)/Income	$(1,549,900)	$2,468,267	$38,687,940	$30,255,815	$9,587,583

Basic and Diluted Earnings per Share	$(0.37)	$0.59	$5.22	$4.25	$2.40
Weighted-average Shares Outstanding	4,202,329	4,265,753	7,552,732	6,972,603	3,891,088
Cash Dividends per Share	$—	$1.11	$5.27	$4.16	$2.10

As of October 31, 2010, total assets were $464,043,550, and for the fiscal year ended October 31, 2010, net cash flows were $(125,811,274).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the euro, as the value of the Shares relates directly to the value of the euro held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 0.45%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2010.

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

The functional currency of the Trust is the euro in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of euro owned by the Trust was 389,690,120, resulting in a redeemable capital share value of $574,795,922. During the year ended October 31, 2010, an additional 18,800,000 shares were created in exchange for 1,874,094,511 euro and 19,900,000 shares were redeemed in exchange for 1,983,555,915 euro. In addition, 1,274,352 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2010, the number of euro owned by the Trust was 278,954,364, resulting in a redeemable capital share value of $387,741,044.

A decrease in the Trust’s redeemable capital share value from $574,795,922 at October 31, 2009 to $387,741,044 at October 31, 2010, was primarily the result of a reduction in the number of shares outstanding from 3,900,000 at October 31, 2009 to 2,800,000 at October 31, 2010 coupled with a decrease in the Closing Spot Rate from 1.4754 at October 31, 2009 to 1.3899 at October 31, 2010.

Interest income decreased from $4,855,647 for the year ended October 31, 2009 to $699,872 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above, coupled with a decrease in the weighted-average euro in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $2,319,835 for the year ended October 31, 2009 to $2,259,026 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2010 was $1,559,154 as a result of the Trust’s Sponsor’s fee of $2,259,026 exceeding interest income of $699,872.

Cash dividends per Share decreased from $1.11 for the year ended October 31, 2009 to $0.00 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$25,778	$15,722
Audit-related fees	0	22,667
Tax fees	0	0
All other Fees	0	0

	$25,778	$38,389

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Amendment No. 4 to Form S-1 Registration Statement (File number 333-125581) filed on December 6, 2005.

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Euro Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated December 23, 2009, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Euro Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited CurrencyShares® Euro Trust’ (the “Trust”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CurrencyShares® Euro Trust’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CurrencyShares® Euro Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of October 31, 2010 and the related statements of income and comprehensive income, changes in shareholder’ equity and cash flows for the year ended October 31, 2010 of CurrencyShares® Euro Trust and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Euro Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Euro deposits, interest bearing	$463,875,260	$589,687,376
Euro deposits, non-interest bearing	842	—
Receivable from accrued interest	167,448	42,662

Total Current Assets	$464,043,550	$589,730,038

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$76,163,423	$14,738,573
Accrued Sponsor’s fee	139,083	195,543

Total Current Liabilities	76,302,506	14,934,116

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 67,000,000 and 32,000,000 authorized, respectively – 2,800,000 and 3,900,000 issued and outstanding, respectively	387,741,044	574,795,922
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$464,043,550	$589,730,038

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$699,872	$4,855,647	$43,981,227

Total Income	699,872	4,855,647	43,981,227

Expenses
Sponsor’s fee	(2,259,026)	(2,319,835)	(4,591,505)

Total Expenses	(2,259,026)	(2,319,835)	(4,591,505)
Net (Loss)/Income	$(1,559,154)	$2,535,812	$39,389,722

Other Comprehensive Income/(Loss):
Currency translation adjustment	9,254	(67,545)	(701,782)

Total Comprehensive (Loss)/Income	$(1,549,900)	$2,468,267	$38,687,940

Basic and Diluted Earnings per share	$(0.37)	$0.59	$5.22
Weighted-average Shares Outstanding	4,202,329	4,265,753	7,552,732
Cash Dividends per Share	$—	$1.11	$5.27

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(1,559,154)	2,535,812	39,389,722
Distributions Paid	—	(4,922,939)	(39,703,921)
Adjustment of redeemable capital shares to redemption value	1,559,154	2,387,127	314,199

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	9,254	(67,545)	(701,782)
Adjustment of redeemable capital shares to redemption value	(9,254)	67,545	701,782

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$582,467	$7,480,322	$44,321,625
Cash paid for expenses	(2,301,142)	(2,402,522)	(4,640,842)

Net cash (used in)/provided by operating activities	(1,718,675)	5,077,800	39,680,783

Cash flows from financing activities
Cash received to purchase redeemable shares	2,527,532,186	553,905,548	2,066,798,350
Cash paid to redeem redeemable shares	(2,614,731,248)	(588,099,632)	(2,441,169,915)
Cash paid for distributions	—	(4,922,939)	(39,703,921)

Net cash used in financing activities	(87,199,062)	(39,117,023)	(414,075,486)

Adjustment to period cash flows due to currency movement	(36,893,537)	85,278,433	(63,652,761)

(Decrease)/Increase in cash	(125,811,274)	51,239,210	(438,047,464)
Cash at beginning of year	589,687,376	538,448,166	976,495,630

Cash at end of year	$463,876,102	$589,687,376	$538,448,166

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities

Net (loss)/income	$(1,559,154)	$2,535,812	$39,389,722
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	(167,448)	(42,662)	(2,325,782)
Prior period receivable from accrued interest	42,662	2,325,782	3,182,231
Currency translation adjustment	21,725	303,465	(461,816)
Accrued sponsor fee	139,083	195,543	240,140
Prior period accrued sponsor fee	(195,543)	(240,140)	(343,712)

Net cash (used in)/provided by operating activities	$(1,718,675)	$5,077,800	$39,680,783

See Notes to Financial Statements.

CurrencyShares® Euro Trust

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata-basis (in accordance with the number of Shares that they own). An income distribution of $0.00873 per share with an ex-dividend date of November 1, 2010 was paid on November 8, 2010.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were euro principal deposits of 1,874,094,511, euro principal redemptions of 1,983,555,915 and euro withdrawals (to pay expenses) of 1,274,352, resulting in an ending euro principal balance of 278,954,364. This equates to 387,716,634 USD (which is net of USD redemptions payable). For the year ended October 31, 2009, there were euro principal deposits of 404,954,700, euro principal redemptions of 409,941,175 and euro withdrawals (to pay expenses) of 323,405, resulting in an ending euro principal balance of 389,690,120. This equates to 574,948,803 USD (which is net of USD redemptions payable). For the year ended October 31, 2008, there were euro principal deposits of 1,380,000,000 and euro principal redemptions of 1,660,000,000 resulting in an ending euro principal balance of 395,000,000. This equates to 500,939,000 USD (which is net of USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,900,000	$574,795,922	3,950,000	$502,378,480	6,750,000	$979,334,149
Shares issued	18,800,000	2,527,532,186	4,050,000	553,905,548	13,800,000	2,066,798,350
Shares redeemed	(19,900,000)	(2,675,163,019)	(4,100,000)	(560,619,175)	(16,600,000)	(2,486,161,939)
Adjustment to period Shares due to currency movement and other	—	(39,424,045)	—	79,131,069	—	(57,592,080)

Ending balance	2,800,000	$387,741,044	3,900,000	$574,795,922	3,950,000	$502,378,480

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$310,708	$150,146	$113,344	$125,674

Total Income	310,708	150,146	113,344	125,674

Expenses
Sponsor’s fee	(489,422)	(528,334)	(623,086)	(618,184)

Total Expenses	(489,422)	(528,334)	(623,086)	(618,184)
Net Loss	$(178,714)	$(378,188)	$(509,742)	$(492,510)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(8,160)	(14,998)	9,661	22,751

Total Comprehensive Loss	$(186,874)	$(393,186)	$(500,081)	$(469,759)

Basic and Diluted Earnings per Share	$(0.05)	$(0.09)	$(0.11)	$(0.12)
Weighted-average Shares Outstanding	3,718,478	4,171,739	4,708,427	4,227,174
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$121,945	$500,289	$1,143,297	$3,090,116

Total Income	121,945	500,289	1,143,297	3,090,116

Expenses
Sponsor’s fee	(573,536)	(600,103)	(575,001)	(571,195)

Total Expenses	(573,536)	(600,103)	(575,001)	(571,195)
Net Loss/Income	$(451,591)	$(99,814)	$568,296	$2,518,921
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(6,425)	(1,857)	9,949	(69,212)

Total Comprehensive Loss/Income	$(458,016)	$(101.671)	$578,245	$2,449,709

Basic and Diluted Earnings per Share	$(0.12)	$(.02)	$0.13	$0.57
Weighted-average Shares Outstanding	6,983,696	4,275,000	4,530,899	4,405,435
Cash Dividends per Share	$—	$0.04	$0.23	$0.80

6.	Sponsor’s Fee

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

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. The price of euro has fluctuated widely over the past several years, and volatility has increased in recent months due, in part, to concern over the national debt levels of certain European Union members and the potential impact of this debt on the value of the euro. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares. All of the Trust’s euro are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES® EURO TRUST

By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Euro Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2011

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.