Form 10-K/A
period 2010-10-31
CURRENCYSHARES EURO TRUST
filed 2011-03-10
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32694

CurrencyShares® Euro Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 20-3613421
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2010 of CurrencyShares® Euro Trust, which Form 10-K was originally filed with the Securities and Exchange Commission on January 14, 2011, is being filed for the purpose of amending Item 15 in order to (i) include the report and consent of our prior independent registered public accounting firm, (ii) amend the Exhibit Index, (iii) amend Note 5 to the financial statements to correct the weighted-average shares outstanding for the three-months ended October 31, 2009 and (iv) file certain exhibits as indicated in the Exhibit Index. Other than providing updates to the cover page, amending Item 15 and filing updated exhibits and certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the filing of the original Form 10-K or modify or update in any way disclosures made in the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

3.2	Limited Liability Company Agreement of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.2 filed with Form S-1 Registration Statement (File number 333-125581) filed on June 7, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Euro Currency Shares issued thereunder and all depositors.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 filed with Form 10-Q on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

10.1	Deposit Account Agreement dated as of November 30, 2005 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q on September 9, 2010.

10.3	Sublicense Agreement dated as of November 2005 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

In our opinion, the balance sheet as of October 31, 2009 and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of two years in the period ended October 31, 2009 present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust (the “Trust”) at October 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

December 23, 2009

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

McLean, VA
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

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non- U.S. Shareholder of a trade or business in the United States.

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$310,708	$150,146	$113,344	$125,674

Total Income	310,708	150,146	113,344	125,674

Expenses
Sponsor’s fee	(489,422)	(528,334)	(623,086)	(618,184)

Total Expenses	(489,422)	(528,334)	(623,086)	(618,184)
Net Loss	$(178,714)	$(378,188)	$(509,742)	$(492,510)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(8,160)	(14,998)	9,661	22,751

Total Comprehensive Loss	$(186,874)	$(393,186)	$(500,081)	$(469,759)

Basic and Diluted Earnings per Share	$(0.05)	$(0.09)	$(0.11)	$(0.12)
Weighted-average Shares Outstanding	3,718,478	4,171,739	4,708,427	4,227,174
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$121,945	$500,289	$1,143,297	$3,090,116

Total Income	121,945	500,289	1,143,297	3,090,116

Expenses
Sponsor’s fee	(573,536)	(600,103)	(575,001)	(571,195)

Total Expenses	(573,536)	(600,103)	(575,001)	(571,195)
Net (Loss)/Income	$(451,591)	$(99,814)	$568,296	$2,518,921
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(6,425)	(1,857)	9,949	(69,212)

Total Comprehensive (Loss)/Income	$(458,016)	$(101.671)	$578,245	$2,449,709

Basic and Diluted Earnings per Share	$(0.12)	$(0.02)	$0.13	$0.57
Weighted-average Shares Outstanding	3,860,326	4,275,000	4,530,899	4,405,435
Cash Dividends per Share	$—	$0.04	$0.23	$0.80

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on March 10, 2011.

CURRENCYSHARES®
EURO TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares®
Euro Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer	March 10, 2011
Nick Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	March 10, 2011
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	March 10, 2011
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.