Form 10-Q
period 2011-01-31
CURRENCYSHARES EURO TRUST
filed 2011-03-11
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Euro deposits, interest bearing	$396,027,161	$463,875,260
Euro deposits, non-interest bearing	—	842
Receivable from accrued interest	137,960	167,448

Total Current Assets	$396,165,121	$464,043,550

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$20,484,128	$76,163,423
Accrued Sponsor’s fee	138,650	139,083

Total Current Liabilities	20,622,778	76,302,506

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 67,000,000 authorized – 2,750,000 and 2,800,000 issued and outstanding, respectively	375,542,343	387,741,044
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$396,165,121	$464,043,550

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Interest Income	$319,717	$125,674

Total Income	319,717	125,674

Expenses
Sponsor’s fee	(405,568)	(618,184)

Total Expenses	(405,568)	(618,184)
Net Loss	$(85,851)	$(492,510)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,924)	22,751

Total Comprehensive Loss	$(87,775)	$(469,759)

Basic and Diluted Earnings per Share	$(0.03)	$(0.12)
Weighted-average Shares Outstanding	2,995,109	4,227,174
Cash Dividends per Share	$0.01	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(85,851)	(1,559,154)
Distributions Paid	(23,548)	—
Adjustment of redeemable capital shares to redemption value	109,399	1,559,154

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,924)	9,254
Adjustment of redeemable capital shares to redemption value	1,924	(9,254)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash received for accrued income	$346,332	$127,917
Cash paid for expenses	(404,141)	(602,873)

Net cash used in operating activities	(57,809)	(474,956)

Cash flows from financing activities
Cash received to purchase redeemable shares	621,144,515	189,159,102
Cash paid to redeem redeemable shares	(681,258,018)	(109,133,681)
Cash paid for distributions	(23,548)	—

Net cash (used in)/provided by financing activities	(60,137,051)	80,025,421

Adjustment to period cash flows due to currency movement	(7,654,081)	(37,827,075)

(Decrease)/Increase in cash	(67,848,941)	41,723,390
Cash at beginning of period	463,876,102	589,687,376

Cash at end of period	$396,027,161	$631,410,766

Reconciliation of net loss to net cash used in operating activities

Net loss	$(85,851)	$(492,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(137,960)	(38,052)
Prior period receivable from accrued interest	167,448	42,662
Currency translation adjustment	(1,013)	9,665
Accrued sponsor fee	138,650	198,822
Prior period accrued sponsor fee	(139,083)	(195,543)

Net cash used in operating activities	$(57,809)	$(474,956)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were euro principal deposits of 463,208,507, euro principal redemptions of 468,180,144 and euro withdrawals (to pay expenses) of 63,516, resulting in an ending euro principal balance of 273,919,211. This equates to 375,543,033 USD (which is net of USD redemptions payable). For the year ended October 31, 2010, there were euro principal deposits of 1,874,094,511, euro principal redemptions of 1,983,555,915 and euro withdrawals (to pay expenses) of 1,274,352, resulting in an ending euro principal balance of 278,954,364. This equates to 387,716,634 USD (which is net of USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,800,000	$387,741,044	3,900,000	$574,795,922
Shares issued	4,650,000	621,144,515	18,800,000	2,527,532,186
Shares redeemed	(4,700,000)	(627,811,286)	(19,900,000)	(2,675,163,019)
Adjustment to period Shares due to currency movement and other	—	(5,531,930)	—	(39,424,045)

Ending balance	2,750,000	$375,542,343	2,800,000	$387,741,044

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 1.04%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
11/1/2010	$0.00873	$138.48	0.01%	0.07%

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the euro in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of euro owned by the Trust was 278,954,364, resulting in a redeemable capital share value of $387,741,044. During the three months ended January 31, 2011, an additional 4,650,000 shares were created in exchange for 463,208,507 euro and 4,700,000 shares were redeemed in exchange for 468,180,144 euro. In addition, 63,516 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2011, the number of euro owned by the Trust was 273,919,211, resulting in a redeemable capital share value of $375,542,343.

A decrease in the Trust’s redeemable capital share value from $387,741,044 at October 31, 2010 to $375,542,343 at January 31, 2011, was primarily the result of a reduction in the number of shares outstanding from 2,800,000 at October 31, 2010 to 2,750,000 at January 31, 2011 coupled with a decrease in the Closing Spot Rate from 1.3899 at October 31, 2010 to 1.3710 at January 31, 2011.

Interest income increased from $125,674 for the three months ended January 31, 2010 to $319,717 for the three months ended January 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $618,184 for the three months ended January 31, 2010 to $405,568 for the three months ended January 31, 2011. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2011 was $85,851 as a result of the Sponsor’s fee of $405,568 exceeding interest income of $319,717.

Cash dividends per Share increased from $0.00 for the three months ended January 31, 2010 to $0.01 per Share for the three months ended January 31, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2011, 94 Baskets (4,700,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	2,000,000	$133.70
12/01/2010 – 12/31/2010	1,350,000	$133.01
01/01/2011 – 01/31/2011	1,350,000	$134.88

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Euro Trust

Date: March 11, 2011		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)