Form 10-Q
period 2011-04-30
CURRENCYSHARES EURO TRUST
filed 2011-06-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010

Assets
Current Assets:
Euro deposits, interest bearing	$369,443,650	$463,875,260
Euro deposits, non-interest bearing	485	842
Subscriptions receivable	51,738,761	—
Receivable from accrued interest	230,346	167,448

Total Current Assets	$421,413,242	$464,043,550

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$36,956,845	$76,163,423
Accrued Sponsor’s fee	126,491	139,083

Total Current Liabilities	37,083,336	76,302,506

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 67,000,000 authorized – 2,600,000 and 2,800,000 issued and outstanding, respectively	384,329,906	387,741,044
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$421,413,242	$464,043,550

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Income
Interest Income	$477,930	$113,344	$797,647	$239,018

Total Income	477,930	113,344	797,647	239,018

Expenses
Sponsor’s fee	(377,632)	(623,086)	(783,200)	(1,241,270)

Total Expenses	(377,632)	(623,086)	(783,200)	(1,241,270)
Net Income/(Loss)	$100,298	$(509,742)	$14,447	$(1,002,252)

Other Comprehensive Income:
Currency translation adjustment	5,624	9,661	3,700	32,412

Total Comprehensive Income/(Loss)	$105,922	$(500,081)	$18,147	$(969,840)

Basic and Diluted Earnings per Share	$0.04	$(0.11)	$0.01	$(0.22)
Weighted-average Shares Outstanding	2,717,978	4,708,427	2,858,840	4,463,812
Cash Dividends per Share	$—	$—	$0.01	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010

Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	14,447	(1,559,154)
Distributions Paid	(26,138)	—
Adjustment of redeemable capital shares to redemption value	11,691	1,559,154

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	3,700	9,254
Adjustment of redeemable capital shares to redemption value	(3,700)	(9,254)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$746,348	$239,423
Cash paid for expenses	(804,292)	(1,220,358)

Net cash used in operating activities	(57,944)	(980,935)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,469,534,119	477,506,551
Cash paid to redeem redeemable shares	(1,585,729,481)	(449,332,796)
Cash paid for distributions	(26,138)	—

Net cash (used in)/provided by financing activities	(116,221,500)	28,173,755

Adjustment to period cash flows due to currency movement	21,847,477	(59,752,643)

Decrease in cash	(94,431,967)	(32,559,823)
Cash at beginning of period	463,876,102	589,687,376

Cash at end of period	$369,444,135	$557,127,553

Reconciliation of net income/(loss) to net cash used in operating activities

Net income/(loss)	$14,447	$(1,002,252)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Receivable from accrued interest	(230,346)	(38,075)
Prior period receivable from accrued interest	167,448	42,662
Currency translation adjustment	3,099	13,872
Accrued sponsor fee	126,491	198,401
Prior period accrued sponsor fee	(139,083)	(195,543)

Net cash used in operating activities	$(57,944)	$(980,935)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the euro in accordance with generally accepted accounting standards. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial records of the Trust are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata-basis (in accordance with the number of Shares that they own). An income distribution of $0.04053 per share with an ex-dividend date of May 2, 2011 was paid on May 9, 2011.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were euro principal deposits of 1,105,669,000, euro principal redemptions of 1,125,578,754 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 258,980,589. This equates to 384,221,396 USD (which includes USD subscriptions receivable and USD redemptions payable). For the year ended October 31, 2010, there were euro principal deposits of 1,874,094,511, euro principal redemptions of 1,983,555,915 and euro withdrawals (to pay expenses) of 1,274,352, resulting in an ending euro principal balance of 278,954,364. This equates to 387,716,634 USD (which includes USD redemptions payable).

Net interest, if any, associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,800,000	$387,741,044	3,900,000	$574,795,922
Shares issued	11,100,000	1,517,393,848	18,800,000	2,527,532,186
Shares redeemed	(11,300,000)	(1,544,712,796)	(19,900,000)	(2,675,163,019)
Adjustment to period Shares due to currency movement and other	—	23,907,810	—	(39,424,045)

Ending balance	2,600,000	$384,329,906	2,800,000	$387,741,044

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest (if any), euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/euro exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/euro exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 1.15%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2011	$0.00021	$141.35	0.00%	0.00%
3/1/2011	$0.00052	$137.58	0.00%	0.00%

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

Results of Operations

As of October 31, 2010, the number of euro owned by the Trust was 278,954,364, resulting in a redeemable capital Share value of $387,741,044. During the six months ended April 30, 2011, an additional 11,100,000 Shares were created in exchange for 1,105,669,000 euro and 11,300,000 Shares were redeemed in exchange for 1,125,578,754 euro. In addition, 64,021 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2011, the number of euro owned by the Trust was 258,980,589, resulting in a redeemable capital Share value of $384,329,906.

A decrease in the Trust’s redeemable capital Share value from $387,741,044 at October 31, 2010 to $384,329,906 at April 30, 2011, was primarily the result of a reduction in the number of Shares outstanding from 2,800,000 at October 31, 2010 to 2,600,000 at April 30, 2011. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.3899 at October 31, 2010 to 1.4836 at April 30, 2011.

Interest income increased from $113,344 for the three months ended April 30, 2010 to $477,930 for the three months ended April 30, 2011, and increased from $239,018 for the six months ended April 30, 2010 to $797,647 for the six months ended April 30, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $623,086 for the three months ended April 30, 2010 to $377,632 for the three months ended April 30, 2011 and decreased from $1,241,270 for the six months ended April 30, 2010 to $783,200 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2011 was $100,298, due to interest income of $477,930 exceeding the Sponsor’s fee of $377,632. The Trust’s net income for the six months ended April 30, 2011 was $14,447, due to interest income of $797,647 exceeding the Sponsor’s fee of $783,200.

Cash dividends were not paid by the Trust for the three months ended April 30, 2010 and the three months ended April 30, 2011 as the Trust’s interest income did not exceed the Trust’s expenses in relation to any distributions that would have been paid within those time periods. Cash dividends per Share increased from $0.00 for the six months ended April 30, 2010 to $0.01 per Share for the six months ended April 30, 2011, due primarily to an increase in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2011, 132 Baskets (6,600,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	450,000	$137.04
03/01/2011 – 03/31/2011	4,100,000	$140.63
04/01/2011 – 04/30/2011	2,050,000	$143.10

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Euro Trust

Date: June 9, 2011		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)