Form 10-Q
period 2011-07-31
CURRENCYSHARES EURO TRUST
filed 2011-09-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011 and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. [Removed and Reserved]	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Euro deposits, interest bearing	$343,529,877	$463,875,260
Euro deposits, non-interest bearing	—	842
Receivable from accrued interest	282,819	167,448

Total Current Assets	$343,812,696	$464,043,550

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Euro Deposits, non-interesting bearing, overdrawn	$33,848	$—
Redemptions payable	—	76,163,423
Accrued Sponsor’s fee	148,805	139,083

Total Current Liabilities	182,653	76,302,506

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 77,000,000 authorized – 2,400,000 and 2,800,000 issued and outstanding, respectively	343,630,043	387,741,044
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$343,812,696	$464,043,550

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Interest Income	$815,037	$150,146	$1,612,684	$389,164

Total Income	815,037	150,146	1,612,684	389,164

Expenses
Sponsor’s fee	(408,840)	(528,334)	(1,192,040)	(1,769,604)

Total Expenses	(408,840)	(528,334)	(1,192,040)	(1,769,604)

Net Income/(Loss)	$406,197	$(378,188)	$420,644	$(1,380,440)

Other Comprehensive Income/(Loss):
Currency translation adjustment	955	(14,998)	4,655	17,414

Total Comprehensive Income/(Loss)	$407,152	$(393,186)	$425,299	$(1,363,026)

Basic and Diluted Earnings per Share	$0.14	$(0.09)	$0.15	$(0.32)
Weighted-average Shares Outstanding	2,824,457	4,171,739	2,847,253	4,365,385

Cash Dividends per Share	$0.14	$—	$0.15	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010

Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	420,644	(1,559,154)
Distributions Paid	(408,208)	—
Adjustment of redeemable capital shares to redemption value	(12,436)	1,559,154

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,655	9,254
Adjustment of redeemable capital shares to redemption value	(4,655)	(9,254)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Cash received for accrued income	$1,491,643	$345,773
Cash paid for expenses	(1,188,168)	(1,789,127)

Net cash provided by/(used in) operating activities	303,475	(1,443,354)

Cash flows from financing activities
Cash received to purchase redeemable shares	2,511,700,133	1,263,825,914
Cash paid to redeem redeemable shares	(2,643,533,245)	(1,277,201,175)
Cash paid for distributions	(408,208)	—

Net cash used in financing activities	(132,241,320)	(13,375,261)

Adjustment to period cash flows due to currency movement	11,557,772	(68,413,205)

Decrease in cash	(120,380,073)	(83,231,820)
Cash at beginning of period	463,876,102	589,687,376

Cash at end of period	$343,496,029	$506,455,556

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities

Net income/(loss)	$420,644	$(1,380,440)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Receivable from accrued interest	(282,819)	(82,676)
Prior period receivable from accrued interest	167,448	42,662
Currency translation adjustment	(11,520)	19,024
Accrued sponsor fee	148,805	153,619
Prior period accrued sponsor fee	(139,083)	(195,543)

Net cash provided by/(used in) operating activities	$303,475	$(1,443,354)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, euro deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, euro deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/euro exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata-basis (in accordance with the number of Shares that they own). An income distribution of $0.04173 per share with an ex-dividend date of August 1, 2011 was paid on August 8, 2011.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the nine months ended July 31, 2011, there were euro principal deposits of 1,802,924,427, euro principal redemptions of 1,842,755,764 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 239,059,006. This equates to 343,529,877 USD. For the year ended October 31, 2010, there were euro principal deposits of 1,874,094,511, euro principal redemptions of 1,983,555,915 and euro withdrawals (to pay expenses) of 1,274,352, resulting in an ending euro principal balance of 278,954,364. This equates to 387,716,634 USD (which includes USD redemptions payable).

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,800,000	$387,741,044	3,900,000	$574,795,922
Shares issued	18,100,000	2,511,700,133	18,800,000	2,527,532,186
Shares redeemed	(18,500,000)	(2,567,198,931)	(19,900,000)	(2,675,163,019)

Adjustment to period Shares due to currency movement and other	—	11,387,797	—	(39,424,045)

Ending balance	2,400,000	$343,630,043	2,800,000	$387,741,044

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the euro in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s euro, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest (if any), euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/euro exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/euro exchange rate as determined by WM Company at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

FXE Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 0.70%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXE Daily Rate

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

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2011	$0.05639	$144.47	0.04%	0.47%
6/1/2011	$0.04533	$143.24	0.03%	0.37%
5/2/2011	$0.04053	$147.82	0.03%	0.33%

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

Results of Operations

As of October 31, 2010, the number of euro owned by the Trust was 278,954,364, resulting in a redeemable capital Share value of $387,741,044. During the nine months ended July 31, 2011, an additional 18,100,000 Shares were created in exchange for 1,802,924,427 euro and 18,500,000 Shares were redeemed in exchange for 1,842,755,764 euro. In addition, 64,021 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2011, the number of euro owned by the Trust was 239,059,006, resulting in a redeemable capital Share value of $343,630,043.

A decrease in the Trust’s redeemable capital Share value from $387,741,044 at October 31, 2010 to $343,630,043 at July 31, 2011, was primarily the result of a reduction in the number of Shares outstanding from 2,800,000 at October 31, 2010 to 2,400,000 at July 31, 2011. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.3899 at October 31, 2010 to 1.4370 at July 31, 2011.

Interest income increased from $150,146 for the three months ended July 31, 2010 to $815,037 for the three months ended July 31, 2011, and increased from $389,164 for the nine months ended July 31, 2010 to $1,612,684 for the nine months ended July 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $528,334 for the three months ended July 31, 2010 to $408,840 for the three months ended July 31, 2011 and decreased from $1,769,604 for the nine months ended July 31, 2010 to $1,192,040 for the nine months ended July 31, 2011. The only expense of the Trust during the three months and nine months ended July 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2011 was $406,197, due to interest income of $815,037 exceeding the Sponsor’s fee of $408,840. The Trust’s net income for the nine months ended July 31, 2011 was $420,644, due to interest income of $1,612,684 exceeding the Sponsor’s fee of $1,192,040.

Cash dividends per Share increased from $0.00 for the three months ended July 31, 2010 to $0.14 per Share for the three months ended July 31, 2011, and increased from $0.00 for the nine months ended July 31, 2010 to $0.15 per Share for the nine months ended July 31, 2011. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended July 31, 2011, 144 Baskets (7,200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2011 – 05/31/2011	550,000	$142.79
06/01/2011 – 06/30/2011	2,950,000	$143.31
07/01/2011 – 07/31/2011	3,700,000	$140.97

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

CURRENCYSHARES® EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Euro Trust

Date: September 9, 2011		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)