Form 10-K
period 2011-10-31
CURRENCYSHARES EURO TRUST
filed 2012-01-13
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Aggregate market value of 2,600,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2011 as reported by NYSE Arca on that date: $383,604,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,530,318 for the fiscal year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the euro/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the euro/USD as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which may earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the euro deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the euro owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of euro required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The Shares are designed to reflect the price of the euro, plus accumulated interest, if any, less the Trust’s expenses. The price of euro has fluctuated widely over the past several years, and volatility has increased in recent months, possibly due, in part, to concern over the sovereign debt levels of certain European Union members and the potential impact of this debt on the composition of the European Union members in the eurozone and the value of the euro. Several factors may affect the price of the euro, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Trustee has recently withdrawn euro from the Trust to pay expenses, reducing the amount of euro represented by each Share and potentially resulting in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the euro held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw euro from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of euro represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of euro into the Trust, as the amount of euro required to create Shares will proportionately reflect the amount of euro represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the euro increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Investors should be aware that a gradual decline in the amount of euro represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of the euro. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered euro.

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of euro in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the British Bank Association LIBOR Overnight rate for the euro (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s euro to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell euro to pay these expenses. The sale of the Trust’s euro to pay expenses in USD at a time of low euro prices could adversely affect the value of the Shares.

The Trustee will sell euro held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current euro prices. The Trust is not actively managed and no attempt will be made to buy or sell euro to protect against or to take advantage of fluctuations in the price of the euro. Consequently, if the Trust incurs expenses in USD, the Trust’s euro may be sold at a time when the euro price is low, resulting in a negative effect on the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the euro deposited in them are deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the euro held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of euro represented by their Shares. Shareholders may incur significant fees if they choose to convert the euro they receive to USD.

Redemption orders are subject to rejection by the Trustee under certain circumstances.

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

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

Only Authorized Participants may create or redeem Baskets through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2011 and October 31, 2010:

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$141.50	$128.59
April 30, 2011	$147.65	$134.29
July 31, 2011	$147.74	$139.19
October 31, 2011	$144.59	$131.55

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$151.26	$138.39
April 30, 2010	$139.38	$131.43
July 31, 2010	$131.61	$118.80
October 31, 2010	$140.22	$126.07

The number of record holders of Shares of the registrant as of November 30, 2011 was approximately 117.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	2,300,000	$142.33
September	4,100,000	$136.79
October	1,500,000	$135.98

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2011		Fiscal Year Ended October 31, 2010
November 1, 2010	$0.00873	November 2, 2009	$—
December 1, 2010	$—	December 1, 2009	$—
January 3, 2011	$—	January 4, 2010	$—
February 1, 2011	$—	February 1, 2010	$—
March 1, 2011	$0.00052	March 1, 2010	$—
April 1, 2011	$0.00021	April 1, 2010	$—
May 2, 2011	$0.04053	May 3, 2010	$—
June 1, 2011	$0.04533	June 1, 2010	$—
July 1, 2011	$0.05639	July 1, 2010	$—
August 1, 2011	$0.04173	August 2, 2010	$—
September 1, 2011	$0.02865	September 1, 2010	$—
October 3, 2011	$0.03690	October 1, 2010	$—

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2011, October 31, 2010, October 31, 2009, October 31, 2008 and October 31, 2007.

	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007
INCOME
Interest income	$2,205,838	$699,872	$4,855,647	$43,981,227	$33,414,612

Total Income	2,205,838	699,872	4,855,647	43,981,227	33,414,612

EXPENSES
Sponsor’s fee	(1,530,318)	(2,259,026)	(2,319,835)	(4,591,505)	(3,758,080)

Total Expenses	(1,530,318)	(2,259,026)	(2,319,835)	(4,591,505)	(3,758,080)
Net (Loss)/Income	$675,520	$(1,559,154)	$2,535,812	$39,389,722	$29,656,532

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,717	9,254	(67,545)	(701,782)	599,283

Total Comprehensive (Loss)/Income	$680,237	$(1,549,900)	$2,468,267	$38,687,940	$30,255,815

Basic and Diluted Earnings per Share	$0.25	$(0.37)	$0.59	$5.22	$4.25
Weighted-average Shares Outstanding	2,697,260	4,202,329	4,265,753	7,552,732	6,972,603
Cash Dividends per Share	$0.25	$—	$1.11	$5.27	$4.16

As of October 31, 2011, total assets were $257,221,216, and for the fiscal year ended October 31, 2011, net cash flows were -$206,867,901.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 0.67%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/3/2011	$0.03690	$133.69	0.03%	0.34%
9/1/2011	$0.02865	$143.44	0.02%	0.24%
8/1/2011	$0.04173	$143.18	0.03%	0.34%

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

Results of Operations

As of October 31, 2009, the number of euro owned by the Trust was 389,690,120, resulting in a redeemable capital share value of $574,795,922. During the year ended October 31, 2010, an additional 18,800,000 shares were created in exchange for 1,874,094,511 euro and 19,900,000 shares were redeemed in exchange for 1,983,555,915 euro. In addition, 1,274,352 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2010, the number of euro owned by the Trust was 278,954,364, resulting in a redeemable capital share value of $387,741,044. During the year ended October 31, 2011, an additional 25,450,000 shares were created in exchange for 2,535,042,636 euro and 26,400,000 shares were redeemed in exchange for 2,629,658,330 euro. In addition, 64,021 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2011, the number of euro owned by the Trust was 184,274,649, resulting in a redeemable capital share value of $257,096,734.

A decrease in the Trust’s redeemable capital share value from $387,741,044 at October 31, 2010 to $257,096,734 at October 31, 2011, was primarily the result of a reduction in the number of shares outstanding from 2,800,000 at October 31, 2010 to 1,850,000 at October 31, 2011. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.3899 at October 31, 2010 to 1.3948 at October 31, 2011. A decrease in the Trust’s redeemable capital share value from $574,795,922 at October 31, 2009 to $387,741,044 at October 31, 2010, was primarily the result of a reduction in the number of shares outstanding from 3,900,000 at October 31, 2009 to 2,800,000 at October 31, 2010 coupled with a decrease in the Closing Spot Rate from 1.4754 at October 31, 2009 to 1.3899 at October 31, 2010.

Interest income increased from $699,872 for the year ended October 31, 2010 to $2,205,838 for the year ended October 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above, but partially offset by a decrease in the weighted-average euro in the Trust. Interest income decreased from $4,855,647 for the year ended October 31, 2009 to $699,872 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above, coupled with a decrease in the weighted-average euro in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $2,259,026 for the year ended October 31, 2010 to $1,530,318 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $2,319,835 for the year ended October 31, 2009 to $2,259,026 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2011 was $675,520, due to interest income of $2,205,838 exceeding the Sponsor’s fee of $1,530,318. The Trust’s net loss for the year ended October 31, 2010 was $1,559,154 as a result of the Sponsor’s fee of $2,259,026 exceeding interest income of $699,872. The Trust’s net income for the year ended October 31, 2009 was $2,535,812 due to interest income of $4,855,647 exceeding the Sponsor’s fee of $2,319,835.

Cash dividends per Share increased from $0.00 for the year ended October 31, 2010 to $0.25 per Share for the year ended October 31, 2011. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $1.11 for the year ended October 31, 2009 to $0.00 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$31,500	$25,778
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$31,500	$25,778

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-125581) filed by the Trust on June 7, 2005.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3

Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation

S-K), incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File number 333-178972) filed by the Trust on January 11, 2012.

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement between PADCO Advisors II, Inc. and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2011

F-1

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® Euro Trust (the “Trust”) for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

December 23, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Euro Trust (the “Trust”) as of October 31, 2011 and October 31, 2010, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust at October 31, 2011 and October 31, 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Euro Trust’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 13, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited CurrencyShares® Euro Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audits.

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

In our opinion, CurrencyShares® Euro Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2011 and October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended October 31, 2011 and October 31, 2010 of CurrencyShares® Euro Trust and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

CurrencyShares® Euro Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets
Current Assets:
Euro deposits, interest bearing	$257,026,161	$463,875,260
Euro deposits, non-interest bearing	—	842
Receivable from accrued interest	195,055	167,448

Total Current Assets	$257,221,216	$464,043,550

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Euro Deposits, non-interest bearing, overdrawn	$17,960	$—
Redemptions payable	—	76,163,423
Accrued Sponsor’s fee	106,522	139,083

Total Current Liabilities	124,482	76,302,506

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 82,000,000 and 67,000,000 authorized, respectively – 1,850,000 and 2,800,000 issued and outstanding, respectively	257,096,734	387,741,044
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$257,221,216	$464,043,550

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

	Year ended	Year ended	Year ended
	October 31, 2011	October 31, 2010	October 31, 2009
Income
Interest Income	$2,205,838	$699,872	$4,855,647

Total Income	2,205,838	699,872	4,855,647

Expenses
Sponsor’s fee	(1,530,318)	(2,259,026)	(2,319,835)

Total Expenses	(1,530,318)	(2,259,026)	(2,319,835)
Net Income/(Loss)	$675,520	$(1,559,154)	$2,535,812

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,717	9,254	(67,545)

Total Comprehensive Income/(Loss)	$680,237	$(1,549,900)	$2,468,267

Basic and Diluted Earnings per Share	$0.25	$(0.37)	$0.59
Weighted-average Shares Outstanding	2,697,260	4,202,329	4,265,753
Cash Dividends per Share	$0.25	$—	$1.11

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income/(Loss)	675,520	(1,559,154)	2,535,812
Distributions Paid	(655,797)	—	(4,922,939)
Adjustment of redeemable capital shares to redemption value	(19,723)	1,559,154	2,387,127

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	4,717	9,254	(67,545)
Adjustment of redeemable capital shares to redemption value	(4,717)	(9,254)	67,545

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Cash received for accrued income	$2,164,103	$582,467	$7,480,322
Cash paid for expenses	(1,564,368)	(2,301,142)	(2,402,522)

Net cash provided by/(used in) operating activities	599,735	(1,718,675)	5,077,800

Cash flows from financing activities
Cash received to purchase redeemable shares	3,532,613,866	2,527,532,186	553,905,548
Cash paid to redeem redeemable shares	(3,740,850,452)	(2,614,731,248)	(588,099,632)
Cash paid for distributions	(655,797)	—	(4,922,939)

Net cash used in financing activities	(208,892,383)	(87,199,062)	(39,117,023)

Adjustment to period cash flows due to currency movement	1,424,747	(36,893,537)	85,278,433

(Decrease)/Increase in cash	(206,867,901)	(125,811,274)	51,239,210
Cash at beginning of year	463,876,102	589,687,376	538,448,166

Cash at end of year	$257,008,201	$463,876,102	$589,687,376

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities

Net income/(loss)	$675,520	$(1,559,154)	$2,535,812
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Receivable from accrued interest	(195,055)	(167,448)	(42,662)
Prior period receivable from accrued interest	167,448	42,662	2,325,782
Currency translation adjustment	(15,617)	21,725	303,465
Accrued sponsor fee	106,522	139,083	195,543
Prior period accrued sponsor fee	(139,083)	(195,543)	(240,140)

Net cash provided by/(used in) operating activities	$599,735	$(1,718,675)	$5,077,800

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, euro deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/euro exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, euro deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/euro exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata-basis (in accordance with the number of Shares that they own). An income distribution of $0.037900 per share with an ex-dividend date of November 1, 2011 was paid on November 8, 2011.

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the year ended October 31, 2011, there were euro principal deposits of 2,535,042,636, euro principal redemptions of 2,629,658,330 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 184,274,649. This equates to 257,026,161 USD. For the year ended October 31, 2010, there were euro principal deposits of 1,874,094,511, euro principal redemptions of 1,983,555,915 and euro withdrawals (to pay expenses) of 1,274,352, resulting in an ending euro principal balance of 278,954,364. This equates to 387,716,634 USD (which includes USD redemptions payable). For the year ended October 31, 2009, there were euro principal deposits of 404,954,700, euro principal redemptions of 409,941,175 and euro withdrawals (to pay expenses) of 323,405, resulting in an ending euro principal balance of 389,690,120. This equates to 574,948,803 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2011		Year ended October 31, 2010		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,800,000	$387,741,044	3,900,000	$574,795,922	3,950,000	$502,378,480
Shares issued	25,450,000	3,532,613,866	18,800,000	2,527,532,186	4,050,000	553,905,548
Shares redeemed	(26,400,000)	(3,664,496,177)	(19,900,000)	(2,675,163,019)	(4,100,000)	(560,619,175)
Adjustment to period Shares due to currency movement and other	—	1,238,001	—	(39,424,045)	—	79,131,069

Ending balance	1,850,000	$257,096,734	2,800,000	$387,741,044	3,900,000	$574,795,922

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$593,154	$815,037	$477,930	$319,717

Total Income	593,154	815,037	477,930	319,717

Expenses
Sponsor’s fee	(338,278)	(408,840)	(377,632)	(405,568)

Total Expenses	(338,278)	(408,840)	(377,632)	(405,568)
Net Income/(Loss)	$254,876	$406,197	$100,298	$(85,851)

Other Comprehensive Income/(Loss):
Currency translation adjustment	62	955	5,624	(1,924)

Total Comprehensive Income/(Loss)	$254,938	$407,152	$105,922	$(87,775)

Basic and Diluted Earnings per Share	$0.11	$0.14	$0.04	$(0.03)
Weighted-average Shares Outstanding	2,252,174	2,824,457	2,717,978	2,995,109
Cash Dividends per Share	$0.11	$0.14	$—	$0.01

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest Income	$310,708	$150,146	$113,344	$125,674

Total Income	310,708	150,146	113,344	125,674

Expenses
Sponsor’s fee	(489,422)	(528,334)	(623,086)	(618,184)

Total Expenses	(489,422)	(528,334)	(623,086)	(618,184)
Net Loss	$(178,714)	$(378,188)	$(509,742)	$(492,510)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(8,160)	(14,998)	9,661	22,751

Total Comprehensive Loss	$(186,874)	$(393,186)	$(500,081)	$(469,759)

Basic and Diluted Earnings per Share	$(0.05)	$(0.09)	$(0.11)	$(0.12)
Weighted-average Shares Outstanding	3,718,478	4,171,739	4,708,427	4,227,174
Cash Dividends per Share	$—	$—	$—	$—

6.	Sponsor’s Fee

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

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. The price of euro has fluctuated widely over the past several years, and volatility has increased in recent months, possibly due, in part, to concern over the sovereign debt levels of certain European Union members and the potential impact of this debt on the composition of the European Union members in the eurozone and the value of the euro. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares. All of the Trust’s euro are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 13, 2012.

CURRENCYSHARES® EURO TRUST

By:	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Euro Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer	January 13, 2012
Nikolaos Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 13, 2012
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 13, 2012
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.