Form 10-Q
period 2012-01-31
CURRENCYSHARES EURO TRUST
filed 2012-03-12
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Euro deposits, interest bearing	$286,856,130	$257,026,161
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	31,355	195,055

Total Current Assets	$286,887,485	$257,221,216

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Euro Deposits, non-interest bearing, overdrawn	$—	$17,960
Redemptions payable	39,107,213	—
Accrued Sponsor’s fee	103,088	106,522

Total Current Liabilities	39,210,301	124,482

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 92,000,000 authorized – 1,900,000 and 1,850,000 issued and outstanding, respectively	247,677,184	257,096,734
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$286,887,485	$257,221,216

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Income
Interest Income	$314,773	$319,717

Total Income	314,773	319,717

Expenses
Sponsor’s fee	(371,167)	(405,568)

Total Expenses	(371,167)	(405,568)
Net Loss	$(56,394)	$(85,851)

Other Comprehensive Income/(Loss):
Currency translation adjustment	468	(1,924)

Total Comprehensive Loss	$(55,926)	$(87,775)

Basic and Diluted Earnings per Share	$(0.02)	$(0.03)
Weighted-average Shares Outstanding	2,880,435	2,995,109
Cash Dividends per Share	$0.04	$0.01

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net (Loss)/Income	(56,394)	675,520
Distributions Paid	(104,566)	(655,797)
Adjustment of redeemable capital shares to redemption value	160,960	(19,723)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	468	4,717
Adjustment of redeemable capital shares to redemption value	(468)	(4,717)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$467,751	$346,332
Cash paid for expenses	(368,027)	(404,141)

Net cash provided by/(used in) operating activities	99,724	(57,809)

Cash flows from financing activities
Cash received to purchase redeemable shares	729,729,837	621,144,515
Cash paid to redeem redeemable shares	(683,694,866)	(681,258,018)
Cash paid for distributions	(104,566)	(23,548)

Net cash provided by/(used in) financing activities	45,930,405	(60,137,051)

Adjustment to period cash flows due to currency movement	(16,182,200)	(7,654,081)

Increase/(Decrease) in cash	29,847,929	(67,848,941)
Cash at beginning of period	257,008,201	463,876,102

Cash at end of period	$286,856,130	$396,027,161

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(56,394)	$(85,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(31,355)	(137,960)
Prior period receivable from accrued interest	195,055	167,448
Currency translation adjustment	(4,148)	(1,013)
Accrued sponsor fee	103,088	138,650
Prior period accrued sponsor fee	(106,522)	(139,083)

Net cash provided by/(used in) operating activities	$99,724	$(57,809)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were euro principal deposits of 552,811,036, euro principal redemptions of 547,815,613 and euro withdrawals (to pay expenses) of 11,454, resulting in an ending euro principal balance of 189,258,618. This equates to 247,748,917 USD (which includes USD redemptions payable). For the year ended October 31, 2011, there were euro principal deposits of 2,535,042,636, euro principal redemptions of 2,629,658,330 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 184,274,649. This equates to 257,026,161 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$257,096,734	2,800,000	$387,741,044
Shares issued	5,550,000	729,729,837	25,450,000	3,532,613,866
Shares redeemed	(5,500,000)	(723,129,167)	(26,400,000)	(3,664,496,177)
Adjustment to period Shares due to currency movement and other	—	(16,020,220)	—	1,238,001

Ending balance	1,900,000	$247,677,184	1,850,000	$257,096,734

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

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. The price of euro has fluctuated widely over the past several years, and volatility has increased in recent months due, in part, to concern over the sovereign debt levels of certain European Union members and the potential impact of this debt on the composition of the European Union members and the value of the euro. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares. All of the Trust’s euro are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

FXE Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 0.11%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXE Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2012	—	—	—	—
12/1/2011	$0.01349	$134.10	0.01%	0.12%
11/1/2011	$0.03790	$138.97	0.03%	0.32%

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

Results of Operations

As of October 31, 2011, the number of euro owned by the Trust was 184,274,649, resulting in a redeemable capital share value of $257,096,734. During the three months ended January 31, 2012, an additional 5,550,000 Shares were created in exchange for 552,811,036 euro and 5,500,000 Shares were redeemed in exchange for 547,815,613 euro. In addition, 64,021 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2012, the number of euro owned by the Trust was 189,258,618, resulting in a redeemable capital Share value of $247,677,184.

A decrease in the Trust’s redeemable capital Share value from $257,096,734 at October 31, 2011 to $247,677,184 at January 31, 2012, was primarily the result of a decrease in the Closing Spot Rate from 1.3948 at October 31, 2011 to 1.3091 at January 31, 2012. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the number of Shares outstanding from 1,850,000 at October 31, 2011 to 1,900,000 at January 31, 2012.

Interest income decreased from $319,717 for the three months ended January 31, 2011 to $314,773 for the three months ended January 31, 2012, attributable primarily to a decrease in the weighted-average euro in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $405,568 for the three months ended January 31, 2011 to $371,167 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2012 was $56,394 due to the Sponsor’s fee of $371,167 exceeding interest income of $314,773.

Cash dividends per Share increased from $0.01 for the three months ended January 31, 2011 to $0.04 per Share for the three months ended January 31, 2012. The increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2012, 110 Baskets (5,500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2011 – 11/30/2011	950,000	$134.96
12/01/2011 – 12/31/2011	3,400,000	$130.46
01/01/2012 – 01/31/2012	1,150,000	$129.67

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Euro Trust

Date: March 12, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)