Form 10-Q
period 2012-04-30
CURRENCYSHARES EURO TRUST
filed 2012-06-11
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-32694

CurrencyShares® Euro Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2012, the three months ended April 30, 2011, the six months ended April 30, 2012 and the six months ended April 30, 2011	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the six months ended April 30, 2012 and the six months ended April 30, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2012
	(Unaudited)	October 31, 2011
Assets
Current Assets:
Euro deposits, interest bearing	$289,799,567	$257,026,161
Euro deposits, non-interest bearing	—	—
Receivable from accrued interest	14,221	195,055

Total Current Assets	$289,813,788	$257,221,216

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Euro Deposits, non-interest bearing, overdrawn	$—	$17,960
Redemptions payable	39,510,244	—
Accrued Sponsor’s fee	74,136	106,522

Total Current Liabilities	39,584,380	124,482

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 92,000,000 and 82,000,000 authorized, respectively – 1,900,000 and 1,850,000 issued and outstanding, respectively	250,229,408	257,096,734
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$289,813,788	$257,221,216

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011
Income
Interest Income	$58,256	$477,930	$373,029	$797,647

Total Income	58,256	477,930	373,029	797,647

Expenses
Sponsor’s fee	(261,139)	(377,632)	(632,306)	(783,200)

Total Expenses	(261,139)	(377,632)	(632,306)	(783,200)
Net (Loss)/Income	$(202,883)	$100,298	$(259,277)	$14,447

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(554)	5,624	(86)	3,700

Total Comprehensive (Loss)/Income	$(203,437)	$105,922	$(259,363)	$18,147

Basic and Diluted Earnings per Share	$(0.10)	$0.04	$(0.11)	$0.01
Weighted-average Shares Outstanding	2,030,556	2,717,978	2,460,165	2,858,840
Cash Dividends per Share	$—	$—	$0.04	$0.01

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net (Loss)/Income	(259,277)	675,520
Distributions Paid	(104,564)	(655,797)
Adjustment of redeemable capital shares to redemption value	363,841	(19,723)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(86)	4,717
Adjustment of redeemable capital shares to redemption value	86	(4,717)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2012	Six months ended April 30, 2011
Cash flows from operating activities
Cash received for accrued income	$543,433	$746,348
Cash paid for expenses	(659,177)	(804,292)

Net cash used in operating activities	(115,744)	(57,944)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,064,770,149	1,469,534,119
Cash paid to redeem redeemable shares	(1,018,753,958)	(1,585,729,481)
Cash paid for distributions	(104,564)	(26,138)

Net cash provided by/(used in) financing activities	45,911,627	(116,221,500)

Adjustment to period cash flows due to currency movement	(13,004,517)	21,847,477

Increase/(Decrease) in cash	32,791,366	(94,431,967)
Cash at beginning of period	257,008,201	463,876,102

Cash at end of period	$289,799,567	$369,444,135

Reconciliation of net (loss)/income to net cash used in operating activities

Net (Loss)/Income	$(259,277)	$14,447
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Receivable from accrued interest	(14,221)	(230,346)
Prior period receivable from accrued interest	195,055	167,448
Currency translation adjustment	(4,915)	3,099
Accrued sponsor fee	74,136	126,491
Prior period accrued sponsor fee	(106,522)	(139,083)

Net cash used in operating activities	$(115,744)	$(57,944)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005 when Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the six months ended April 30, 2012, there were euro principal deposits of 806,645,057, euro principal redemptions of 801,640,421 and euro withdrawals (to pay expenses) of 174,689, resulting in an ending euro principal balance of 189,104,596. This equates to 250,289,323 USD (which includes USD redemptions payable). For the year ended October 31, 2011, there were euro principal deposits of 2,535,042,636, euro principal redemptions of 2,629,658,330 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 184,274,649. This equates to 257,026,161 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$257,096,734	2,800,000	$387,741,044
Shares issued	8,100,000	1,064,770,149	25,450,000	3,532,613,866
Shares redeemed	(8,050,000)	(1,058,157,443)	(26,400,000)	(3,664,496,177)
Adjustment to period Shares due to currency movement and other	—	(13,480,032)	—	1,238,001

Ending balance	1,900,000	$250,229,408	1,850,000	$257,096,734

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXE Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 0.07%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXE Daily Rate

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2012.

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

Results of Operations

As of October 31, 2011, the number of euro owned by the Trust was 184,274,649, resulting in a redeemable capital share value of $257,096,734. During the six months ended April 30, 2012, an additional 8,100,000 Shares were created in exchange for 806,645,057 euro and 8,050,000 Shares were redeemed in exchange for 801,640,421 euro. In addition, 174,689 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2012, the number of euro owned by the Trust was 189,104,596, resulting in a redeemable capital Share value of $250,229,408.

A decrease in the Trust’s redeemable capital Share value from $257,096,734 at October 31, 2011 to $250,229,408 at April 30, 2012, was primarily the result of a decrease in the Closing Spot Rate from 1.3948 at October 31, 2011 to 1.3236 at April 30, 2012. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the number of Shares outstanding from 1,850,000 at October 31, 2011 to 1,900,000 at April 30, 2012.

Interest income decreased from $477,930 for the three months ended April 30, 2011 to $58,256 for the three months ended April 30, 2012, and decreased from $797,647 for the six months ended April 30, 2011 to $373,029 for the six months ended April 30, 2012, attributable primarily to a decrease in the weighted-average euro in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $377,632 for the three months ended April 30, 2011 to $361,139 for the three months ended April 30, 2012, and decreased from $783,200 for the six months ended April 30, 2011 to $632,306 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2012 was $202,883 due to the Sponsor’s fee of $261,139 exceeding interest income of $58,256. The Trust’s net loss for the six months ended April 30, 2012 was $259,277 due to the Sponsor’s fee of $632,306 exceeding interest income of $373,029.

Cash dividends were not paid by the Trust during the three months ended April 30, 2011 and the three months ended April 30, 2012 as the Trust’s interest income did not exceed the Trust’s expenses during those periods. Cash dividends per share increased from $0.01 for the six months ended April 30, 2011 to $0.04 per Share for the six months ended April 30, 2012. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 51 Baskets (2,550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	300,000	$131.86
03/01/2012 – 03/31/2012	1,850,000	$131.43
04/01/2012 – 04/30/2012	400,000	$131.87

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)