Form 10-Q
period 2012-07-31
CURRENCYSHARES EURO TRUST
filed 2012-09-10
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Euro deposits, interest bearing	$269,444,591	$257,026,161
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	24,487,869	—
Receivable from accrued interest	3,999	195,055

Total Current Assets	$293,936,459	$257,221,216

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Euro Deposits, non-interest bearing, overdrawn	$—	$17,960
Redemptions payable	24,487,600	—
Accrued Sponsor’s fee	85,253	106,522

Total Current Liabilities	24,572,853	124,482

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 92,000,000 and 82,000,000 authorized, respectively – 2,200,000 and 1,850,000 issued and outstanding, respectively	269,363,606	257,096,734
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$293,936,459	$257,221,216

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Income
Interest Income	$33,329	$815,037	$406,358	$1,612,684

Total Income	33,329	815,037	406,358	1,612,684

Expenses
Sponsor’s fee	(263,385)	(408,840)	(895,691)	(1,192,040)

Total Expenses	(263,385)	(408,840)	(895,691)	(1,192,040)

Net (Loss)/Income	$(230,056)	$406,197	$(489,333)	$420,644

Other Comprehensive Income:
Currency translation adjustment	4,199	955	4,113	4,655

Total Comprehensive (Loss)/Income	$(225,857)	$407,152	$(485,220)	$425,299

Basic and Diluted Earnings per Share	$(0.11)	$0.14	$(0.21)	$0.15
Weighted-average Shares Outstanding	2,101,630	2,824,457	2,339,781	2,847,253

Cash Dividends per Share	$—	$0.14	$0.04	$0.15

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net (Loss)/Income	(489,333)	675,520
Distributions Paid	(102,821)	(655,797)
Adjustment of redeemable capital shares to redemption value	592,154	(19,723)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,113	4,717
Adjustment of redeemable capital shares to redemption value	(4,113)	(4,717)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Cash flows from operating activities
Cash received for accrued income	$578,592	$1,491,643
Cash paid for expenses	(903,566)	(1,188,168)

Net cash (used in)/provided by operating activities	(324,974)	303,475

Cash flows from financing activities
Cash received to purchase redeemable shares	1,421,436,131	2,511,700,133
Cash paid to redeem redeemable shares	(1,376,198,165)	(2,643,533,245)
Cash paid for distributions	(102,821)	(408,208)

Net cash provided by/(used in) financing activities	45,135,145	(132,241,320)

Adjustment to period cash flows due to currency movement	(32,373,781)	11,557,772

Increase/(Decrease) in cash	12,436,390	(120,380,073)
Cash at beginning of period	257,008,201	463,876,102

Cash at end of period	$269,444,591	$343,496,029

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities

Net (Loss)/Income	$(489,333)	$420,644
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Receivable from accrued interest	(3,999)	(282,819)
Prior period receivable from accrued interest	195,055	167,448
Currency translation adjustment	(5,428)	(11,520)
Accrued sponsor fee	85,253	148,805
Prior period accrued sponsor fee	(106,522)	(139,083)

Net cash (used in)/provided by operating activities	$(324,974)	$303,475

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2012, there were euro principal deposits of 1,114,988,481, euro principal redemptions of 1,080,140,574 and euro withdrawals (to pay expenses) of 337,372, resulting in an ending euro principal balance of 218,785,184. This equates to 269,444,859 USD (which includes USD subscriptions receivable and USD redemptions payable). For the year ended October 31, 2011, there were euro principal deposits of 2,535,042,636, euro principal redemptions of 2,629,658,330 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 184,274,649. This equates to 257,026,161 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$257,096,734	2,800,000	$387,741,044
Shares issued	11,200,000	1,447,244,742	25,450,000	3,532,613,866
Shares redeemed	(10,850,000)	(1,402,006,493)	(26,400,000)	(3,664,496,177)
Adjustment to period Shares due to currency movement and other	—	(32,971,377)	—	1,238,001

Ending balance	2,200,000	$269,363,606	1,850,000	$257,096,734

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2012.

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

Results of Operations

As of October 31, 2011, the number of euro owned by the Trust was 184,274,649, resulting in a redeemable capital share value of $257,096,734. During the nine months ended July 31, 2012, an additional 11,200,000 Shares were created in exchange for 1,114,988,481 euro and 10,850,000 Shares were redeemed in exchange for 1,080,140,574 euro. In addition, 337,372 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2012, the number of euro owned by the Trust was 218,785,184, resulting in a redeemable capital Share value of $269,363,606.

An increase in the Trust’s redeemable capital Share value from $257,096,734 at October 31, 2011 to $269,363,606 at July 31, 2012, was primarily the result of an increase in the number of Shares outstanding from 1,850,000 at October 31, 2011 to 2,200,000 at July 31, 2012. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.3948 at October 31, 2011 to 1.2316 at July 31, 2012.

Interest income decreased from $815,037 for the three months ended July 31, 2011 to $33,329 for the three months ended July 31, 2012, and decreased from $1,612,684 for the nine months ended July 31, 2011 to $406,358 for the nine months ended July 31, 2012, attributable primarily to a decrease in the weighted-average euro in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $408,840 for the three months ended July 31, 2011 to $263,385 for the three months ended July 31, 2012, and decreased from $1,192,040 for the nine months ended July 31, 2011 to $895,691 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2012 was $230,056 due to the Sponsor’s fee of $263,385 exceeding interest income of $33,329. The Trust’s net loss for the nine months ended July 31, 2012 was $489,333 due to the Sponsor’s fee of $895,691 exceeding interest income of $406,358.

Cash dividends per Share decreased from $0.14 for the three months ended July 31, 2011 to $0.00 per Share for the three months ended July 31, 2012, and cash dividends per Share decreased from $0.15 for the nine months ended July 31, 2011 to $0.00 per Share for the nine months ended July 31, 2012. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended July 31, 2012, 56 Baskets (2,800,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	700,000	$127.02
06/01/2012 – 06/30/2012	1,900,000	$125.09
07/01/2012 – 07/31/2012	200,000	$122.44

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

CURRENCYSHARES® EURO TRUST
	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: September 10, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)