Form 10-K
period 2012-10-31
CURRENCYSHARES EURO TRUST
filed 2013-01-14
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Aggregate market value of 1,900,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2012 as reported by NYSE Arca on that date: $250,249,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,196,675 for the fiscal year ended October 31, 2012.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of euro in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon the Depository’s belief that the Euro OverNight Index Average does not accurately reflect the market, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s euro to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2012 and October 31, 2011:

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$137.85	$126.33
April 30, 2012	$134.07	$129.68
July 31, 2012	$131.72	$120.02
October 31, 2012	$130.40	$121.10

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$141.50	$128.59
April 30, 2011	$147.65	$134.29
July 31, 2011	$147.74	$139.19
October 31, 2011	$144.59	$131.55

The number of record holders of Shares of the registrant as of November 30, 2012 was approximately 111.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	450,000	$122.39
September	200,000	$129.85
October	1,150,000	$128.81

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31, 2011 and October 31, 2012 are as follows:

Fiscal Year Ended October 31, 2012		Fiscal Year Ended October 31, 2011
November 1, 2011	$0.03790	November 1, 2010	$0.00873
December 1, 2011	$0.01349	December 1, 2010	$—
January 2, 2012	$—	January 3, 2011	$—
February 1, 2012	$—	February 1, 2011	$—
March 1, 2012	$—	March 1, 2011	$0.00052
April 2, 2012	$—	April 1, 2011	$0.00021
May 1, 2012	$—	May 2, 2011	$0.04053
June 1, 2012	$—	June 1, 2011	$0.04533
July 2, 2012	$—	July 1, 2011	$0.05639
August 1, 2012	$—	August 1, 2011	$0.04173
September 4, 2012	$—	September 1, 2011	$0.02865
October 1, 2012	$—	October 3, 2011	$0.03690

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009 and October 31, 2008.

Income	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008
Interest income	$406,358	$2,205,838	$699,872	$4,855,647	$43,981,227

Total Income	406,358	2,205,838	699,872	4,855,647	43,981,227

Expenses

Sponsor’s fee	(1,196,675)	(1,530,318)	(2,259,026)	(2,319,835)	(4,591,505)

Total Expenses	(1,196,675)	(1,530,318)	(2,259,026)	(2,319,835)	(4,591,505)

Net (Loss)/Income	$(790,317)	$675,520	$(1,559,154)	$2,535,812	$39,389,722

Other Comprehensive (Loss)/Income:

Currency translation adjustment	(830)	4,717	9,254	(67,545)	(701,782)

Total Comprehensive (Loss)/Income	$(791,147)	$680,237	$(1,549,900)	$2,468,267	$38,687,940

Basic and Diluted Earnings per Share	$(0.34)	$0.25	$(0.37)	$0.59	$5.22
Weighted-average Shares Outstanding	2,342,486	2,697,260	4,202,329	4,265,753	7,552,732

Cash Dividends per Share	$0.04	$0.25	$—	$1.11	$5.27

As of October 31, 2012, total assets were $263,931,355, and for the fiscal year ended October 31, 2012, net cash flows were $6,923,154.

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2012.

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

Results of Operations

As of October 31, 2010, the number of euro owned by the Trust was 278,954,364, resulting in a redeemable capital share value of $387,741,044. During the year ended October 31, 2011, an additional 25,450,000 shares were created in exchange for 2,535,042,636 euro and 26,400,000 shares were redeemed in exchange for 2,629,658,330 euro. In addition, 64,021 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2011, the number of euro owned by the Trust was 184,274,649, resulting in a redeemable capital share value of $257,096,734. During the year ended October 31, 2012, an additional 12,850,000 shares were created in exchange for 1,278,954,563 euro and 12,650,000 shares were redeemed in exchange for 1,258,988,057 euro. In addition, 558,994 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2012, the number of euro owned by the Trust was 203,682,161, resulting in a redeemable capital share value of $263,827,113.

An increase in the Trust’s redeemable capital share value from $257,096,734 at October 31, 2011 to $263,827,113 at October 31, 2012, was primarily the result of an increase in the number of shares outstanding from 1,850,000 at October 31, 2011 to 2,050,000 at October 31, 2012. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.3948 at October 31, 2011 to 1.2958 at October 31, 2012. A decrease in the Trust’s redeemable capital share value from $387,741,044 at October 31, 2010 to $257,096,734 at October 31, 2011, was primarily the result of a reduction in the number of shares outstanding from 2,800,000 at October 31, 2010 to 1,850,000 at October 31, 2011. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.3899 at October 31, 2010 to 1.3948 at October 31, 2011.

Interest income decreased from $2,205,838 for the year ended October 31, 2011 to $406,358 for the year ended October 31, 2012, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above and a decrease in the weighted-average euro in the Trust. Interest income increased from $699,872 for the year ended October 31, 2010 to $2,205,838 for the year ended October 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above, but partially offset by a decrease in the weighted-average euro in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $1,530,318 for the year ended October 31, 2011 to $1,196,675 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $2,259,026 for the year ended October 31, 2010 to $1,530,318 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2012 was $790,317 as a result of the Sponsor’s fee of 1,196,675 exceeding interest income of $406,358. The Trust’s net income for the year ended October 31, 2011 was $675,520, due to interest income of $2,205,838 exceeding the Sponsor’s fee of $1,530,318. The Trust’s net loss for the year ended October 31, 2010 was $1,559,154 as a result of the Sponsor’s fee of $2,259,026 exceeding interest income of $699,872.

Cash dividends per Share decreased from $0.25 for the year ended October 31, 2011 to $0.04 per Share for the year ended October 31, 2012. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $0.00 for the year ended October 31, 2010 to $0.25 per Share for the year ended October 31, 2011. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2012 and October 31, 2011:

	2012	2011
Audit Fees	$23,867	$31,500
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$23,867	$31,500

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File number 333-178972) filed by the Trust on January 11, 2012.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Euro Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Euro Trust’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited CurrencyShares® Euro Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Euro Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012 of CurrencyShares® Euro Trust and our report dated January 14, 2013 expressed an unqualified opinion thereon.

                /s/ Ernst & Young LLP

McLean, VA

January 14, 2013

CurrencyShares® Euro Trust

Statements of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Euro deposits, interest bearing	$263,931,355	$257,026,161
Receivable from accrued interest	—	195,055

Total Current Assets	$263,931,355	$257,221,216

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Euro Deposits, non-interest bearing, overdrawn	$—	$17,960
Accrued Sponsor’s fee	104,242	106,522

Total Current Liabilities	104,242	124,482

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 92,000,000 and 82,000,000 authorized, respectively – 2,050,000 and 1,850,000 issued and outstanding, respectively	263,827,113	257,096,734
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$263,931,355	$257,221,216

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Income and Comprehensive Income

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Income
Interest Income	$406,358	$2,205,838	$699,872

Total Income	406,358	2,205,838	699,872

Expenses
Sponsor’s fee	(1,196,675)	(1,530,318)	(2,259,026)

Total Expenses	(1,196,675)	(1,530,318)	(2,259,026)

Net (Loss)/Income	$(790,317)	$675,520	$(1,559,154)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(830)	4,717	9,254

Total Comprehensive (Loss)/Income	$(791,147)	$680,237	$(1,549,900)

Basic and Diluted Earnings per Share	$(0.34)	$0.25	$(0.37)
Weighted-average Shares Outstanding	2,342,486	2,697,260	4,202,329

Cash Dividends per Share	$0.04	$0.25	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(790,317)	675,520	(1,559,154)
Distributions Paid	(102,361)	(655,797)	—
Adjustment of redeemable capital shares to redemption value	892,678	(19,723)	1,559,154

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(830)	4,717	9,254
Adjustment of redeemable capital shares to redemption value	830	(4,717)	(9,254)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Cash flows from operating activities
Cash received for accrued income	$580,198	$2,164,103	$582,467
Cash paid for expenses	(1,190,089)	(1,564,368)	(2,301,142)

Net cash (used in)/provided by operating activities	(609,891)	599,735	(1,718,675)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,652,638,909	3,532,613,866	2,527,532,186
Cash paid to redeem redeemable shares	(1,626,832,329)	(3,740,850,452)	(2,614,731,248)
Cash paid for distributions	(102,361)	(655,797)	—

Net cash provided by/(used in) financing activities	25,704,219	(208,892,383)	(87,199,062)

Adjustment to period cash flows due to currency movement	(18,171,174)	1,424,747	(36,893,537)

Increase/(Decrease) in cash	6,923,154	(206,867,901)	(125,811,274)
Cash at beginning of year	257,008,201	463,876,102	589,687,376

Cash at end of year	$263,931,355	$257,008,201	$463,876,102

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities

Net (Loss)/Income	$(790,317)	$675,520	$(1,559,154)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	(195,055)	(167,448)
Prior period receivable from accrued interest	195,055	167,448	42,662
Currency translation adjustment	(12,349)	(15,617)	21,725
Accrued sponsor fee	104,242	106,522	139,083
Prior period accrued sponsor fee	(106,522)	(139,083)	(195,543)

Net cash (used in)/provided by operating activities	$(609,891)	$599,735	$(1,718,675)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencyShares® Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005 when Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 0.00%. For the year ended October 31, 2012, there were euro principal deposits of 1,278,954,563, euro principal redemptions of 1,258,988,057 and euro withdrawals (to pay expenses) of 558,994, resulting in an ending euro principal balance of 203,682,161. This equates to 263,931,355 USD. For the year ended October 31, 2011, there were euro principal deposits of 2,535,042,636, euro principal redemptions of 2,629,658,330 and euro withdrawals (to pay expenses) of 64,021, resulting in an ending euro principal balance of 184,274,649. This equates to 257,026,161 USD. For the year ended October 31, 2010, there were euro principal deposits of 1,874,094,511, euro principal redemptions of 1,983,555,915 and euro withdrawals (to pay expenses) of 1,274,352, resulting in an ending euro principal balance of 278,954,364. This equates to 387,716,634 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2012		October 31, 2011		October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$257,096,734	2,800,000	$387,741,044	3,900,000	$574,795,922
Shares issued	12,850,000	1,652,638,909	25,450,000	3,532,613,866	18,800,000	2,527,532,186
Shares redeemed	(12,650,000)	(1,626,832,329)	(26,400,000)	(3,664,496,177)	(19,900,000)	(2,675,163,019)

Adjustment to period Shares due to currency movement and other	—	(19,076,201)	—	1,238,001	—	(39,424,045)

Ending balance	2,050,000	$263,827,113	1,850,000	$257,096,734	2,800,000	$387,741,044

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2012:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Income
Interest Income	$—	$33,329	$58,256	$314,773

Total Income	—	33,329	58,256	314,773

Expenses
Sponsor’s fee	(300,984)	(263,385)	(261,139)	(371,167)

Total Expenses	(300,984)	(263,385)	(261,139)	(371,167)

Net Loss	$(300,984)	$(230,056)	$(202,883)	$(56,394)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(4,943)	4,199	(554)	468

Total Comprehensive Loss	$(305,927)	$(225,857)	$(203,437)	$(55,926)

Basic and Diluted Earnings per Share	$(0.13)	$(0.11)	$(0.10)	$(0.02)
Weighted-average Shares Outstanding	2,350,543	2,101,630	2,030,556	2,880,435
Cash Dividends per Share	$—	$—	$—	$0.04

Fiscal Period Ended October 31, 2011:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	October 31, 2011	July31, 2011	April 30, 2011	January 31, 2011
Income
Interest Income	$593,154	$815,037	$477,930	$319,717

Total Income	593,154	815,037	477,930	319,717

Expenses
Sponsor’s fee	(338,278)	(408,840)	(377,632)	(405,568)

Total Expenses	(338,278)	(408,840)	(377,632)	(405,568)

Net Income/(Loss)	$254,876	$406,197	$100,298	$(85,851)

Other Comprehensive Income/(Loss):
Currency translation adjustment	62	955	5,624	(1,924)

Total Comprehensive Income/(Loss)	$254,938	$407,152	$105,922	$(87,775)

Basic and Diluted Earnings per Share	$0.11	$0.14	$0.04	$(0.03)
Weighted-average Shares Outstanding	2,252,174	2,824,457	2,717,978	2,995,109
Cash Dividends per Share	$0.11	$0.14	$—	$0.01

6.	Sponsor’s Fee

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

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. The price of euro has fluctuated widely over the past several years, and volatility has increased in recent months, due, in part, to concern over the sovereign debt levels of certain European Union members and the potential impact of this debt on the composition of the European Union members and the value of the euro. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares. All of the Trust’s euro are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2013.

CURRENCYSHARES® EURO TRUST
By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

	By:	/S/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2013

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2013

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.