Form 10-Q
period 2013-01-31
CURRENCYSHARES EURO TRUST
filed 2013-03-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	January 31, 2013
	(Unaudited)	October 31, 2012
Assets
Current Assets:
Euro deposits, interest bearing	$242,514,624	$263,931,355
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	33,669,916	—

Total Current Assets	$276,184,540	$263,931,355

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$94,255	$104,242

Total Current Liabilities	94,255	104,242
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 92,000,000 authorized – 2,050,000 issued and outstanding	276,090,285	263,827,113
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$276,184,540	$263,931,355

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Income
Interest Income	$—	$314,773

Total Income	—	314,773
Expenses
Sponsor’s fee	(248,127)	(371,167)

Total Expenses	(248,127)	(371,167)
Net Loss	$(248,127)	$(56,394)

Basic and Diluted Earnings per Share	$(0.13)	$(0.02)
Weighted-average Shares Outstanding	1,902,174	2,880,435
Cash Dividends per Share	$—	$0.04
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(9,404)	468

Total Comprehensive Loss	$(257,531)	$(55,926)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Three Months ended January 31, 2013 (Unaudited)	Year ended October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(248,127)	(790,317)
Distributions Paid	—	(102,361)
Adjustment of redeemable capital shares to redemption value	248,127	892,678

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(9,404)	(830)
Adjustment of redeemable capital shares to redemption value	9,404	830

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Cash flows from operating activities
Cash received for accrued income	$—	$467,751
Cash paid for expenses	(262,524)	(368,027)

Net cash (used in)/provided by operating activities	(262,524)	99,724
Cash flows from financing activities
Cash received to purchase redeemable shares	279,061,873	729,729,837
Cash paid to redeem redeemable shares	(311,522,484)	(683,694,866)
Cash paid for distributions	—	(104,566)

Net cash (used in)/provided by financing activities	(32,460,611)	45,930,405
Adjustment to period cash flows due to currency movement	11,306,404	(16,182,200)

(Decrease)/Increase in cash	(21,416,731)	29,847,929
Cash at beginning of period	263,931,355	257,008,201

Cash at end of period	$242,514,624	$286,856,130

Reconciliation of net loss to net cash used in/provided by operating activities
Net Loss	$(248,127)	$(56,394)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Receivable from accrued interest	—	(31,355)
Prior period receivable from accrued interest	—	195,055
Currency translation adjustment	(4,410)	(4,148)
Accrued sponsor fee	94,255	103,088
Prior period accrued sponsor fee	(104,242)	(106,522)

Net cash (used in)/provided by operating activities	$(262,524)	$99,724

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2013.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Euro deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/euro exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the euro in accordance with generally accepted accounting standards. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial records of the Trust are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

3. Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.00%. For the three months ended January 31, 2013, there were euro principal deposits of 238,182,268, euro principal redemptions of 238,197,717 and euro withdrawals (to pay expenses) of 200,733, resulting in an ending euro principal balance of 203,465,979. This equates to 276,184,540 USD (which includes USD subscriptions receivable). For the year ended October 31, 2012, there were euro principal deposits of 1,278,954,563, euro principal redemptions of 1,258,988,057 and euro withdrawals (to pay expenses) of 558,994, resulting in an ending euro principal balance of 203,682,161. This equates to 263,931,355 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,050,000	$263,827,113	1,850,000	$257,096,734
Shares issued	2,400,000	311,502,279	12,850,000	1,652,638,909
Shares redeemed	(2,400,000)	(311,522,484)	(12,650,000)	(1,626,832,329)
Adjustment to period Shares due to currency movement and other	—	12,283,377	—	(19,076,201)

Ending balance	2,050,000	$276,090,285	2,050,000	$263,827,113

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the euro/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the euro/USD as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

NAV per Share; Valuation of Euro

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 euro:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2013.

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

Results of Operations

As of October 31, 2012, the number of euro owned by the Trust was 203,682,161, resulting in a redeemable capital share value of $263,827,113. During the three months ended January 31, 2013, an additional 2,400,000 Shares were created in exchange for 238,182,268 euro and 2,400,000 Shares were redeemed in exchange for 238,197,717 euro. In addition, 200,733 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2013, the number of euro owned by the Trust was 203,465,979, resulting in a redeemable capital Share value of $276,090,285.

An increase in the Trust’s redeemable capital Share value from $263,827,113 at October 31, 2012 to $276,090,285 at January 31, 2013, was primarily the result of an increase in the Closing Spot Rate from 1.2958 at October 31, 2012 to 1.3574 at January 31, 2013.

Interest income decreased from $314,773 for the three months ended January 31, 2012 to $0 for the three months ended January 31, 2013, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $371,167 for the three months ended January 31, 2012 to $248,127 for the three months ended January 31, 2013. The only expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2013 was $248,127 due to the Sponsor’s fee of $248,127 exceeding interest income of $0.

Cash dividends per Share decreased from $0.04 per Share for the three months ended January 31, 2012 to $0.00 per Share for the three months ended January 31, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2013, 48 Baskets (2,400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2012 – 11/30/2012	400,000	$128.07
12/01/2012 – 12/31/2012	400,000	$130.54
01/01/2013 – 01/31/2013	1,600,000	$132.45

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: March 8, 2013		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)