Form 10-Q
period 2013-04-30
CURRENCYSHARES EURO TRUST
filed 2013-06-07
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the three months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Euro deposits, interest bearing	$287,595,795	$263,931,355
Euro deposits, non-interest bearing	—	—

Total Current Assets	$287,595,795	$263,931,355

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$13,068,415	$—
Accrued Sponsor’s fee	96,685	104,242

Total Current Liabilities	13,165,100	104,242
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 102,000,000 and 92,000,000 authorized, respectively – 2,100,000 and 2,050,000 issued and outstanding, respectively	274,430,695	263,827,113
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$287,595,795	$263,931,355

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Income
Interest Income	$—	$58,256	$—	$373,029

Total Income	—	58,256	—	373,029
Expenses
Sponsor’s fee	(255,357)	(261,139)	(503,484)	(632,306)

Total Expenses	(255,357)	(261,139)	(503,484)	(632,306)
Net Loss	$(255,357)	$(202,883)	$(503,484)	$(259,277)

Basic and Diluted Earnings per Share	$(0.13)	$(0.10)	$(0.26)	$(0.11)
Weighted-average Shares Outstanding	2,012,921	2,030,556	1,956,630	2,460,165
Cash Dividends per Share	$—	$—	$—	$0.04
Other Comprehensive Loss:
Currency translation adjustment	(1,400)	(554)	(10,804)	(86)

Total Comprehensive Loss	$(256,757)	$(203,437)	$(514,288)	$(259,363)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended
	April 30, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(503,484)	(790,317)
Distributions Paid	—	(102,361)
Adjustment of redeemable capital shares to redemption value	503,484	892,678

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(10,804)	(830)
Adjustment of redeemable capital shares to redemption value	10,804	830

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	April 30, 2013	April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$—	$543,433
Cash paid for expenses	(512,776)	(659,177)

Net cash used in operating activities	(512,776)	(115,744)
Cash flows from financing activities
Cash received to purchase redeemable shares	480,729,581	1,064,770,149
Cash paid to redeem redeemable shares	(461,284,421)	(1,018,753,958)
Cash paid for distributions	—	(104,564)

Net cash provided by financing activities	19,445,160	45,911,627
Adjustment to period cash flows due to currency movement	4,732,056	(13,004,517)

Increase in cash	23,664,440	32,791,366
Cash at beginning of period	263,931,355	257,008,201

Cash at end of period	$287,595,795	$289,799,567

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(503,484)	$(259,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(14,221)
Prior period receivable from accrued interest	—	195,055
Currency translation adjustment	(1,735)	(4,915)
Accrued sponsor fee	96,685	74,136
Prior period accrued sponsor fee	(104,242)	(106,522)

Net cash used in operating activities	$(512,776)	$(115,744)

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

The functional currency of the Trust is the euro in accordance with generally accepted accounting standards. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial records of the Trust are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. For the six months ended April 30, 2013, there were euro principal deposits of 367,111,578, euro principal redemptions of 362,174,510 and euro withdrawals (to pay expenses) of 391,584, resulting in an ending euro principal balance of 208,227,645. This equates to 274,527,380 USD (which includes USD redemptions payable). For the year ended October 31, 2012, there were euro principal deposits of 1,278,954,563, euro principal redemptions of 1,258,988,057 and euro withdrawals (to pay expenses) of 558,994, resulting in an ending euro principal balance of 203,682,161. This equates to 263,931,355 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,050,000	$263,827,113	1,850,000	$257,096,734
Shares issued	3,700,000	480,729,581	12,850,000	1,652,638,909
Shares redeemed	(3,650,000)	(474,264,532)	(12,650,000)	(1,626,832,329)
Adjustment to period Shares due to currency movement and other	—	4,138,533	—	(19,076,201)

Ending balance	2,100,000	$274,430,695	2,050,000	$263,827,113

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2013.

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

Results of Operations

As of October 31, 2012, the number of euro owned by the Trust was 203,682,161, resulting in a redeemable capital share value of $263,827,113. During the three months ended April 30, 2013, an additional 3,700,000 Shares were created in exchange for 367,111,578 euro and 3,650,000 Shares were redeemed in exchange for 362,174,510 euro. In addition, 391,584 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2013, the number of euro owned by the Trust was 208,227,645, resulting in a redeemable capital Share value of $274,430,695.

An increase in the Trust’s redeemable capital Share value from $263,827,113 at October 31, 2012 to $274,430,695 at April 30, 2013, was primarily the result of an increase in the number of Shares outstanding from 2,050,000 at October 31, 2012 to 2,100,000 at April 30, 2013 coupled with an increase in the Closing Spot Rate from 1.2958 at October 31, 2012 to 1.3184 at April 30, 2013.

Interest income decreased from $58,256 for the three months ended April 30, 2012 to $0 for the three months ended April 30, 2013, and decreased from $373,029 for the six months ended April 30, 2012 to $0 for the six months ended April 30, 2013, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $261,139 for the three months ended April 30, 2012 to $255,357 for the three months ended April 30, 2013, and decreased from $632,306 for the six months ended April 30, 2012 to $503,484 for the six months ended April 30, 2013. The only expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2013 was $255,357 due to the Sponsor’s fee of $255,357 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2013 was $503,484 due to the Sponsor’s fee of $503,484 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012 and the three months ended April 30, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods. Cash dividends per share decreased from $0.04 for the six months ended April 30, 2012 to $0 per Share for the six months ended April 30, 2013. The decrease in cash dividends per Share was primarily the result of a decline in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2013, 25 Baskets (1,250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	700,000	$134.32
03/01/2013 – 03/31/2013	200,000	$128.30
04/01/2013 – 04/30/2013	350,000	$129.11

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: June 7, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)