Form 10-Q
period 2014-01-31
CURRENCYSHARES EURO TRUST
filed 2014-03-12
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Euro deposits, interest bearing	$226,629,428	$195,074,404
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	—	6,724,327
Receivable from accrued interest	3,739	—

Total Current Assets	$226,633,167	$201,798,731

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$75,813	$73,335

Total Current Liabilities	75,813	73,335

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 102,000,000 authorized – 1,700,000 and 1,500,000 issued and outstanding, respectively	226,557,354	201,725,396
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$226,633,167	$201,798,731

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Income
Interest Income	$5,184	$—

Total Income	5,184	—

Expenses
Sponsor’s fee	(233,452)	(248,127)

Total Expenses	(233,452)	(248,127)

Net Loss	$(228,268)	$(248,127)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	1,722,826	1,902,174
Cash Dividends per Share	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	2,022	(9,404)

Total Comprehensive Loss	$(226,246)	$(257,531)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(228,268)	(939,137)
Adjustment of redeemable capital shares to redemption value	228,268	939,137

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	2,022	(16,778)
Adjustment of redeemable capital shares to redemption value	(2,022)	16,778

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Cash flows from operating activities
Cash received for accrued income	$1,412	$—
Cash paid for expenses	(230,356)	(262,524)

Net cash used in operating activities	(228,944)	(262,524)

Cash flows from financing activities
Cash received to purchase redeemable shares	248,882,644	279,061,873
Cash paid to redeem redeemable shares	(215,231,645)	(311,522,484)

Net cash provided by/(used in) financing activities	33,650,999	(32,460,611)

Adjustment to period cash flows due to currency movement	(1,867,031)	11,306,404

Increase/(Decrease) in cash	31,555,024	(21,416,731)
Cash at beginning of period	195,074,404	263,931,355

Cash at end of period	$226,629,428	$242,514,624

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(228,268)	$(248,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,739)	—
Currency translation adjustment	585	(4,410)
Accrued sponsor fee	75,813	94,255
Prior period accrued sponsor fee	(73,335)	(104,242)

Net cash used in operating activities	$(228,944)	$(262,524)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2014.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, euro deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/euro exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. For the three months ended January 31, 2014, there were euro principal deposits of 177,975,063, euro principal redemptions of 158,188,773 and euro withdrawals (to pay expenses) of 168,267, resulting in an ending euro principal balance of 168,054,106. This equates to 226,629,428 USD. For the year ended October 31, 2013, there were euro principal deposits of 674,107,707, euro principal redemptions of 728,613,993 and euro withdrawals (to pay expenses) of 739,792, resulting in an ending euro principal balance of 148,436,083. This equates to 201,798,731 USD (which includes USD subscription receivable).

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,500,000	$201,725,396	2,050,000	$263,827,113
Shares issued	1,800,000	242,152,871	6,800,000	888,213,089
Shares redeemed	(1,600,000)	(215,231,645)	(7,350,000)	(960,031,281)
Adjustment to period Shares due to currency movement and other	—	(2,089,268)	—	9,716,475

Ending balance	1,700,000	$226,557,354	1,500,000	$201,725,396

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the euro/USD exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of Euro

The investment objective of the Trust is for the Shares to reflect the price of the euro plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD and is based on the Closing Spot Rate.

NAV per Share; Valuation of Euro

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 euro:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). [The Trust did not make any distributions during the quarter ended January 31, 2014.]

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

Results of Operations

As of October 31, 2013, the number of euro owned by the Trust was 148,436,083, resulting in a redeemable capital share value of $201,725,396. During the three months ended January 31, 2014, an additional 1,800,000 Shares were created in exchange for 177,975,063 euro and 1,600,000 Shares were redeemed in exchange for 158,188,773 euro. In addition, 168,267 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2014, the number of euro owned by the Trust was 168,054,106, resulting in a redeemable capital Share value of $226,557,354.

An increase in the Trust’s redeemable capital Share value from $201,725,396 at October 31, 2013 to $226,557,354 at January 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 1,500,000 at October 31, 2013 to 1,700,000 at January 31, 2014. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.3595 at October 31, 2013 to 1.3486 at January 31, 2014.

Interest income increased from $0 for the three months ended January 31, 2013 to $5,184 for the three months ended January 31, 2014, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $248,127 for the three months ended January 31, 2013 to $233,452 for the three months ended January 31, 2014. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2014 was $228,268 due to the Sponsor’s fee of $233,452 exceeding interest income of $5,184.

Cash dividends were not paid by the Trust during the three months ended January 31, 2013 and the three months ended January 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c) During the quarter ended January 31, 2014, 32 Baskets (1,600,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2013 – 11/30/2013	400,000	$133.63
12/01/2013 – 12/31/2013	600,000	$135.84
01/01/2014 – 01/31/2014	600,000	$134.38

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

Not applicable.

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

Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K filed by the Trust on April 9, 2013.

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: March 12, 2014		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)