Form 10-Q
period 2014-04-30
CURRENCYSHARES EURO TRUST
filed 2014-06-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Euro deposits, interest bearing	$191,716,331	$195,074,404
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	—	6,724,327
Receivable from accrued interest	3,472	—

Total Current Assets	$191,719,803	$201,798,731

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$6,844,825	$—
Accrued Sponsor’s fee	67,070	73,335

Total Current Liabilities	6,911,895	73,335
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 102,000,000 authorized – 1,350,000 and 1,500,000 issued and outstanding, respectively	184,807,908	201,725,396
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$191,719,803	$201,798,731

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Income
Interest Income	$5,817	$—	$11,001	$—

Total Income	5,817	—	11,001	—
Expenses
Sponsor’s fee	(199,786)	(255,357)	(433,238)	(503,484)

Total Expenses	(199,786)	(255,357)	(433,238)	(503,484)
Net Loss	$(193,969)	$(255,357)	$(422,237)	$(503,484)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.26)	$(0.26)
Weighted-average Shares Outstanding	1,502,247	2,012,921	1,614,365	1,956,630
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,374)	(1,400)	648	(10,804)

Total Comprehensive Loss	$(195,343)	$(256,757)	$(421,589)	$(514,288)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(422,237)	(939,137)
Adjustment of redeemable capital shares to redemption value	422,237	939,137

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	648	(16,778)
Adjustment of redeemable capital shares to redemption value	(648)	16,778

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities
Cash received for accrued income	$7,570	$—
Cash paid for expenses	(441,044)	(512,776)

Net cash used in operating activities	(433,474)	(512,776)
Cash flows from financing activities
Cash received to purchase redeemable shares	317,941,593	480,729,581
Cash paid to redeem redeemable shares	(324,653,867)	(461,284,421)

Net cash (used in)/provided by financing activities	(6,712,274)	19,445,160
Adjustment to period cash flows due to currency movement	3,787,675	4,732,056

(Decrease)/Increase in cash	(3,358,073)	23,664,440
Cash at beginning of period	195,074,404	263,931,355

Cash at end of period	$191,716,331	$287,595,795

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(422,237)	$(503,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(3,472)	—
Currency translation adjustment	(1,500)	(1,735)
Accrued sponsor fee	67,070	96,685
Prior period accrued sponsor fee	(73,335)	(104,242)

Net cash used in operating activities	$(433,474)	$(512,776)

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. For the six months ended April 30, 2014, there were euro principal deposits of 227,365,374 euro principal redemptions of 242,152,626 and euro withdrawals (to pay expenses) of 316,728, resulting in an ending euro principal balance of 133,332,103. This equates to 184,871,506 USD (which includes USD redemptions payable). For the year ended October 31, 2013, there were euro principal deposits of 674,107,707, euro principal redemptions of 728,613,993 and euro withdrawals (to pay expenses) of 739,792, resulting in an ending euro principal balance of 148,436,083. This equates to 201,798,731 USD (which includes USD subscription receivable).

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,500,000	$201,725,396	2,050,000	$263,827,113
Shares issued	2,300,000	311,172,251	6,800,000	888,213,089
Shares redeemed	(2,450,000)	(331,410,084)	(7,350,000)	(960,031,281)
Adjustment to period Shares due to currency movement and other	—	3,320,345	—	9,716,475

Ending balance	1,350,000	$184,807,908	1,500,000	$201,725,396

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

Closing Spot Rate

NAV per Share; Valuation of Euro

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 euro:

FXE Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.13%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

FXE Daily Rate

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2014.

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

Results of Operations

As of October 31, 2013, the number of euro owned by the Trust was 148,436,083, resulting in a redeemable capital share value of $201,725,396. During the six months ended April 30, 2014, an additional 2,300,000 Shares were created in exchange for 227,365,374 euro and 2,450,000 Shares were redeemed in exchange for 242,152,626 euro. In addition, 316,728 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2014, the number of euro owned by the Trust was 133,332,103, resulting in a redeemable capital Share value of $184,807,908.

A decrease in the Trust’s redeemable capital Share value from $201,725,396 at October 31, 2013 to $184,807,908 at April 30, 2014, was primarily the result of a decrease in the number of Shares outstanding from 1,500,000 at October 31, 2013 to 1,350,000 at April 30, 2014. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.3595 at October 31, 2013 to 1.3865 at April 30, 2014.

Interest income increased from $0 for the three months ended April 30, 2013 to $5,817 for the three months ended April 30, 2014, and increased from $0 for the six months ended April 30, 2013 to $11,001 for the six months ended April 30, 2014, attributable primarily to a increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $255,357 for the three months ended April 30, 2013 to $199,786 for the three months ended April 30, 2014, and decreased from $503,484 for the six months ended April 30, 2013 to $433,238 for the six months ended April 30, 2014. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2014 was $193,969 due to the Sponsor’s fee of $199,786 exceeding interest income of $5,817. The Trust’s net loss for the six months ended April 30, 2014 was $422,237 due to the Sponsor’s fee of $433,238 exceeding interest income of $11,001.

Cash dividends were not paid by the Trust during the three months ended April 30, 2013, the three months ended April 30, 2014, the six months ended April 30, 2013 and the six months ended April 30, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 17 Baskets (850,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	450,000	$135.01
03/01/2014 – 03/31/2014	150,000	$136.95
04/01/2014 – 04/30/2014	250,000	$136.46

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

CURRENCYSHARES® EURO TRUST
By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: June 9, 2014	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)