Form 10-Q
period 2014-07-31
CURRENCYSHARES EURO TRUST
filed 2014-09-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Euro deposits, interest bearing	$184,829,216	$195,074,404
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	26,395,257	6,724,327

Total Current Assets	$211,224,473	$201,798,731

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$65,313	$73,335

Total Current Liabilities	65,313	73,335
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 102,000,000 authorized – 1,600,000 and 1,500,000 issued and outstanding, respectively	211,159,160	201,725,396
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$211,224,473	$201,798,731

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$10,020	$—	$21,021	$—

Total Income	10,020	—	21,021	—
Expenses
Sponsor’s fee	(217,812)	(222,907)	(651,050)	(726,391)

Total Expenses	(217,812)	(222,907)	(651,050)	(726,391)
Net Loss	$(207,792)	$(222,907)	$(630,029)	$(726,391)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.39)	$(0.39)
Weighted-average Shares Outstanding	1,613,043	1,705,978	1,613,919	1,872,161
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	3,691	(3,511)	4,339	(14,315)

Total Comprehensive Loss	$(204,101)	$(226,418)	$(625,690)	$(740,706)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(630,029)	(939,137)
Adjustment of redeemable capital shares to redemption value	630,029	939,137

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,339	(16,778)
Adjustment of redeemable capital shares to redemption value	(4,339)	16,778

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash received for accrued income	$21,030	$—
Cash paid for expenses	(658,217)	(756,831)

Net cash used in operating activities	(637,187)	(756,831)
Cash flows from financing activities
Cash received to purchase redeemable shares	499,501,030	752,709,676
Cash paid to redeem redeemable shares	(506,176,139)	(804,616,454)

Net cash used in financing activities	(6,675,109)	(51,906,778)
Adjustment to period cash flows due to currency movement	(2,932,892)	5,759,084

Decrease in cash	(10,245,188)	(46,904,525)
Cash at beginning of period	195,074,404	263,931,355

Cash at end of period	$184,829,216	$217,026,830

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(630,029)	$(726,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	864	(2,077)
Accrued sponsor fee	65,313	75,879
Prior period accrued sponsor fee	(73,335)	(104,242)

Net cash used in operating activities	$(637,187)	$(756,831)

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

3. Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2014, there were euro principal deposits of 380,341,100 euro principal redemptions of 370,445,067 and euro withdrawals (to pay expenses) of 466,325, resulting in an ending euro principal balance of 157,865,791. This equates to 211,224,473 USD (which includes USD subscriptions receivable). For the year ended October 31, 2013, there were euro principal deposits of 674,107,707, euro principal redemptions of 728,613,993 and euro withdrawals (to pay expenses) of 739,792, resulting in an ending euro principal balance of 148,436,083. This equates to 201,798,731 USD (which includes USD subscription receivable).

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

Activity in redeemable capital Shares is as follows:

	Nine Months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	1,500,000	$201,725,396	2,050,000	$263,827,113
Shares issued	3,850,000	519,698,078	6,800,000	888,213,089
Shares redeemed	(3,750,000)	(506,176,139)	(7,350,000)	(960,031,281)
Adjustment to period Shares due to currency movement and other	—	(4,088,175)	—	9,716,475

Ending balance	1,600,000	$211,159,160	1,500,000	$201,725,396

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since July 31, 2009:

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

Results of Operations

As of October 31, 2013, the number of euro owned by the Trust was 148,436,083, resulting in a redeemable capital share value of $201,725,396. During the nine months ended July 31, 2014, an additional 3,850,000 Shares were created in exchange for 380,341,100 euro and 3,750,000 Shares were redeemed in exchange for 370,445,067 euro. In addition, 466,325 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2014, the number of euro owned by the Trust was 157,865,791, resulting in a redeemable capital Share value of $211,159,160.

An increase in the Trust’s redeemable capital Share value from $201,725,396 at October 31, 2013 to $211,159,160 at July 31, 2014, was primarily the result of an increase in the number of Shares outstanding from 1,500,000 at October 31, 2013 to 1,600,000 at July 31, 2014. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.3595 at October 31, 2013 to 1.338 at July 31, 2014.

Interest income increased from $0 for the three months ended July 31, 2013 to $10,020 for the three months ended July 31, 2014, and increased from $0 for the nine months ended July 31, 2013 to $21,021 for the nine months ended July 31, 2014, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $222,907 for the three months ended July 31, 2013 to $217,812 for the three months ended July 31, 2014, and decreased from $726,391 for the nine months ended July 31, 2013 to $651,050 for the nine months ended July 31, 2014. The only expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2014 was $207,792 due to the Sponsor’s fee of $217,812 exceeding interest income of $10,020. The Trust’s net loss for the nine months ended July 31, 2014 was $630,029 due to the Sponsor’s fee of $651,050 exceeding interest income of $21,021.

Cash dividends were not paid by the Trust during the three months ended July 31, 2013, the three months ended July 31, 2014, the nine months ended July 31, 2013 and the nine months ended July 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2014, 26 Baskets (1,300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2014 – 05/31/2014	400,000	$134.56
06/01/2014 – 06/30/2014	800,000	$134.07
07/01/2014 – 07/31/2014	100,000	$133.87

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)