Form 10-K
period 2014-10-31
CURRENCYSHARES EURO TRUST
filed 2015-01-14
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 1,350,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $184,869,000.

CURRENCYSHARES® EURO TRUST

iii

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $859,746 for the fiscal year ended October 31, 2014.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day, accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the euro/USD exchange rate as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$136.40	$132.13
April 30, 2014	$137.63	$133.56
July 31, 2014	$137.52	$132.09
October 31, 2014	$132.40	$123.33

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$134.72	$126.15
April 30, 2013	$135.49	$126.66
July 31, 2013	$132.73	$126.64
October 31, 2013	$136.58	$129.83

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 96.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	950,000	$131.40
September	250,000	$127.76
October	800,000	$125.00

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2014 and October 31, 2013.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, October 31, 2011 and October 31, 2010.

	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010
Income

Interest income	$21,021	$—	$406,358	$2,205,838	$699,872

Total Income	21,021	—	406,358	2,205,838	699,872

Expenses

Sponsor’s fee	(859,746)	(939,137)	(1,196,675)	(1,530,318)	(2,259,026)

Interest expense	(2,522)	—	—	—	—

Total Expenses	(862,268)	(939,137)	(1,196,675)	(1,530,318)	(2,259,026)

Net (Loss)/Income	$(841,247)	$(939,137)	$(790,317)	$675,520	$(1,559,154)

Basic and Diluted Earnings per Share	$(0.52)	$(0.52)	$(0.34)	$0.25	$(0.37)
Weighted-average Shares Outstanding	1,616,438	1,802,740	2,342,486	2,697,260	4,202,329

Cash Dividends per Share	$—	$—	$0.04	$0.25	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	11,364	(16,778)	(830)	4,717	9,254

Total Comprehensive (Loss)/Income	$(829,883)	$(955,915)	$(791,147)	$680,237	$(1,549,900)

As of October 31, 2014, total assets were $216,126,592, and for the fiscal year ended October 31, 2014, net cash flows were $21,052,188.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since October 31, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2014.

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

Results of Operations

As of October 31, 2012, the number of euro owned by the Trust was 203,682,161, resulting in a redeemable capital share value of $263,827,113. During the year ended October 31, 2013, an additional 6,800,000 shares were created in exchange for 674,107,707 euro and 7,350,000 shares were redeemed in exchange for 728,613,993 euro. In addition, 739,792 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2013, the number of euro owned by the Trust was 148,436,083, resulting in a redeemable capital share value of $201,725,396. During the year ended October 31, 2014, an additional 5,900,000 shares were created in exchange for 582,440,607 euro and 5,750,000 shares were redeemed in exchange for 567,615,398 euro. In addition, 613,581 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2014, the number of euro owned by the Trust was 162,647,711, resulting in a redeemable capital share value of $203,700,538.

An increase in the Trust’s redeemable capital share value from $201,725,396 at October 31, 2013 to $203,700,538 at October 31, 2014, was primarily the result of an increase in the number of shares outstanding from 1,500,000 at October 31, 2013 to 1,650,000 at October 31, 2014. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.3595 at October 31, 2013 to 1.2529 at October 31, 2014. A decrease in the Trust’s redeemable capital share value from $263,827,113 at October 31, 2012 to $201,725,396 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 2,050,000 at October 31, 2012 to 1,500,000 at October 31, 2013. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.2958 at October 31, 2012 to 1.3595 at October 31, 2013.

Interest income increased from $0 for the year ended October 31, 2013 to $21,021 for the year ended October 31, 2014, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above. However, during the month of October, 2014, the interest rate paid by the depository fell below 0%. As a result, the Trust incurred an interest expense of $2,522. Interest income decreased from $406,358 for the year ended October 31, 2012 to $0 for the year ended October 31, 2013 attributable primarily to a decrease in the annual nominal interest rate paid by the Depository.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $939,137 for the year ended October 31, 2013 to $859,746 for the year ended October 31, 2014. The primary expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $1,196,675 for the year ended October 31, 2012 to $939,137 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2014 was $841,247, due to the Sponsor’s fee of $859,746 and interest expense of $2,522 exceeding interest income of $21,021. The Trust’s net loss for the year ended October 31, 2013 was $939,137, due to the Sponsor’s fee of 939,137 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2012 was $790,317 as a result of the Sponsor’s fee of 1,196,675 exceeding interest income of $406,358.

Cash dividends were not paid by the Trust in the years ended October 31, 2014 and October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods. Cash dividends per Share decreased from $0.04 per Share for the year ended October 31, 2012 to $0.00 per Share for the year ended October 31, 2013. The decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also services as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013

Audit Fees	$25,229	$23,361
Audit-related fees	2,100	2,000
Tax fees	0	0
All other Fees	0	0

	$27,329	$25,361

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

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Euro Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Euro Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Euro Trust’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Euro Trust:

We have audited CurrencyShares® Euro Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Euro Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2014 and 2013, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of CurrencyShares® Euro Trust and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Euro Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013

Assets
Current Assets:
Euro deposits, interest bearing	$216,126,592	$195,074,404
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	—	6,724,327

Total Current Assets	$216,126,592	$201,798,731

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$12,345,200	$—
Accrued Sponsor’s fee	78,416	73,335
Accrued interest expense	2,438	—

Total Current Liabilities	12,426,054	73,335

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 102,000,000 authorized -1,650,000 and 1,500,000 issued and outstanding, respectively	203,700,538	201,725,396
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$216,126,592	$201,798,731

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Income
Interest Income	$21,021	$—	$406,358

Total Income	21,021	—	406,358

Expenses
Sponsor’s fee	(859,746)	(939,137)	(1,196,675)
Interest expense	(2,522)	—	—

Total Expenses	(862,268)	(939,137)	(1,196,675)

Net Loss	$(841,247)	$(939,137)	$(790,317)

Basic and Diluted Earnings per Share	$(0.52)	$(0.52)	$(0.34)
Weighted-average Shares Outstanding	1,616,438	1,802,740	2,342,486
Cash Dividends per Share	$—	$—	$0.04

Other Comprehensive Income/(Loss):
Currency translation adjustment	11,364	(16,778)	(830)

Total Comprehensive Loss	$(829,883)	$(955,915)	$(791,147)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(841,247)	(939,137)	(790,317)
Distributions Paid	—	—	(102,361)
Adjustment of redeemable capital shares to redemption value	841,247	939,137	892,678

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	11,364	(16,778)	(830)
Adjustment of redeemable capital shares to redemption value	(11,364)	16,778	830

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Cash flows from operating activities
Cash received for accrued income	$20,758	$—	$580,198
Cash paid for expenses	(848,295)	(974,759)	(1,190,089)

Net cash used in operating activities	(827,537)	(974,759)	(609,891)

Cash flows from financing activities
Cash received to purchase redeemable shares	792,208,558	881,695,938	1,652,638,909
Cash paid to redeem redeemable shares	(752,253,746)	(960,031,281)	(1,626,832,329)
Cash paid for distributions	—	—	(102,361)

Net cash provided by/(used in) financing activities	39,954,812	(78,335,343)	25,704,219

Adjustment to period cash flows due to currency movement	(18,075,087)	10,453,151	(18,171,174)

Increase/(Decrease) in cash	21,052,188	(68,856,951)	6,923,154
Cash at beginning of year	195,074,404	263,931,355	257,008,201

Cash at end of year	$216,126,592	$195,074,404	$263,931,355

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(841,247)	$(939,137)	$(790,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior year receivable from accrued interest	—	—	195,055
Currency translation adjustment	6,191	(4,715)	(12,349)
Accrued sponsor fee	78,416	73,335	104,242
Accrued interest expense	2,438	—	—
Prior period accrued sponsor fee	(73,335)	(104,242)	(106,522)

Net cash used in operating activities	$(827,537)	$(974,759)	$(609,891)

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-

rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest rate below zero for the period is reflected as interest expense.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. For the year ended October 31, 2014, there were euro principal deposits of 582,440,607 euro principal redemptions of 567,615,398 and euro withdrawals (to pay expenses) of 613,581, resulting in an ending euro principal balance of 162,647,711. This equates to 203,781,392 USD (which includes USD redemptions payable). For the year ended October 31, 2013, there were euro principal deposits of 674,107,707, euro principal redemptions of 728,613,993 and euro withdrawals (to pay expenses) of 739,792, resulting in an ending euro principal balance of 148,436,083. This equates to 201,798,731 USD (which includes USD subscription receivable). For the year ended October 31, 2012, there were euro principal deposits of 1,278,954,563, euro principal redemptions of 1,258,988,057 and euro withdrawals (to pay expenses) of 558,994, resulting in an ending euro principal balance of 203,682,161. This equates to 263,931,355 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2014		Year ended October 31, 2013		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	1,500,000	$201,725,396	2,050,000	$263,827,113	1,850,000	$257,096,734

Shares issued	5,900,000	785,537,645	6,800,000	888,213,089	12,850,000	1,652,638,909

Shares redeemed	(5,750,000)	(765,542,887)	(7,350,000)	(960,031,281)	(12,650,000)	(1,626,832,329)

Adjustment to period Shares due to currency movement and other	—	(18,019,616)	—	9,716,475	—	(19,076,201)

Ending balance	1,650,000	$203,700,538	1,500,000	$201,725,396	2,050,000	$263,827,113

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$—	$10,020	$5,817	$5,184

Total Income	—	10,020	5,817	5,184

Expenses
Sponsor’s fee	(208,696)	(217,812)	(199,786)	(233,452)
Interest expense	(2,522)	—	—	—

Total Expenses	(211,218)	(217,812)	(199,786)	(233,452)

Net Loss	$(211,218)	$(207,792)	$(193,969)	$(228,268)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	1,623,913	1,613,043	1,502,247	1,722,826
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	7,025	3,691	(1,374)	2,022

Total Comprehensive Loss	$(204,193)	$(204,101)	$(195,343)	$(226,246)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(212,746)	(222,907)	(255,357)	(248,127)

Total Expenses	(212,746)	(222,907)	(255,357)	(248,127)

Net Loss	$(212,746)	$(222,907)	$(255,357)	$(248,127)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	1,596,739	1,705,978	2,012,921	1,902,174
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(2,463)	(3,511)	(1,400)	(9,404)

Total Comprehensive Loss	$(215,209)	$(226,418)	$(256,757)	$(257,531)

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

CURRENCYSHARES® EURO TRUST

By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer	January 14, 2015
Nikolaos Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 14, 2015
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.