Form 10-Q
period 2015-01-31
CURRENCYSHARES EURO TRUST
filed 2015-03-12
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	January 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Euro deposits, interest bearing	$283,292,583	$216,126,592
Euro deposits, non-interest bearing	—	—

Total Current Assets	$283,292,583	$216,126,592

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$44,427,049	$12,345,200
Accrued Sponsor’s fee	60,504	78,416
Accrued interest expense	6,538	2,438

Total Current Liabilities	44,494,091	12,426,054

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 112,000,000 and 102,000,000 authorized, respectively – 2,150,000 and 1,650,000 issued and outstanding, respectively	238,798,492	203,700,538
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$283,292,583	$216,126,592

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014

Income
Interest Income	$—	$5,184

Total Income	—	5,184

Expenses
Sponsor’s fee	(194,116)	(233,452)
Interest expense	(17,009)	—

Total Expenses	(211,125)	(233,452)

Net Loss	$(211,125)	$(228,268)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	1,611,957	1,722,826
Cash Dividends per Share	$—	$—
Other Comprehensive Income:
Currency translation adjustment	14,749	2,022

Total Comprehensive Loss	$(196,376)	$(226,246)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(211,125)	(841,247)
Adjustment of redeemable capital shares to redemption value	211,125	841,247

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	14,749	11,364
Adjustment of redeemable capital shares to redemption value	(14,749)	(11,364)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014

Cash flows from operating activities
Cash received for accrued income	$—	$1,412
Cash paid for expenses	(217,339)	(230,356)

Net cash used in operating activities	(217,339)	(228,944)

Cash flows from financing activities
Cash received to purchase redeemable shares	388,270,228	248,882,644
Cash paid to redeem redeemable shares	(292,762,502)	(215,231,645)

Net cash provided by financing activities	95,507,726	33,650,999

Adjustment to period cash flows due to currency movement	(28,124,396)	(1,867,031)

Increase in cash	67,165,991	31,555,024
Cash at beginning of period	216,126,592	195,074,404

Cash at end of period	$283,292,583	$226,629,428

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(211,125)	$(228,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(3,739)
Accrued interest expense	6,538	—
Prior period accrued interest expense	(2,438)	—
Currency translation adjustment	7,598	585
Accrued sponsor fee	60,504	75,813
Prior period accrued sponsor fee	(78,416)	(73,335)

Net cash used in operating activities	$(217,339)	$(228,944)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2015.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Euro deposits (cash) are translated at the Closing Spot Rate, which is the USD/euro exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.00%. For the three months ended January 31, 2015, there were euro principal deposits of 320,038,104, euro principal redemptions of 270,830,960 and euro withdrawals (to pay expenses) of 179,146, resulting in an ending euro principal balance of 211,675,709. This equates to 238,865,534 USD (which includes USD redemptions payable). For the year ended October 31, 2014, there were euro principal deposits of 582,440,607, euro principal redemptions of 567,615,398 and euro withdrawals (to pay expenses) of 613,581, resulting in an ending euro principal balance of 162,647,711. This equates to 203,781,392 USD (which includes USD redemptions payable).

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,650,000	$203,700,538	1,500,000	$201,725,396
Shares issued	3,250,000	388,270,228	5,900,000	785,537,645
Shares redeemed	(2,750,000)	(328,572,120)	(5,750,000)	(765,542,887)
Adjustment to period Shares due to currency movement and other	—	(24,600,154)	—	(18,019,616)

Ending Balance	2,150,000	$238,798,492	1,650,000	$203,700,538

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the euro/USD exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time/London Fixing), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2015.

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

Results of Operations

As of October 31, 2014, the number of euro owned by the Trust was 162,647,711, resulting in a redeemable capital share value of $203,700,538. During the three months ended January 31, 2015, an additional 3,250,000 Shares were created in exchange for 320,038,104 euro and 2,750,000 Shares were redeemed in exchange for 270,830,960 euro. In addition, 179,146 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2015, the number of euro owned by the Trust was 211,675,709, resulting in a redeemable capital Share value of $238,798,492.

An increase in the Trust’s redeemable capital Share value from $203,700,538 at October 31, 2014 to $238,798,492 at January 31, 2015, was primarily the result of an increase in the number of Shares outstanding from 1,650,000 at October 31, 2014 to 2,150,000 at January 31, 2015. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.2529 at October 31, 2014 to 1.1285 at January 31, 2015.

Interest income decreased from $5,184 for the three months ended January 31, 2014 to $0 for the three months ended January 31, 2015, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $233,452 for the three months ended January 31, 2014 to $194,116 for the three months ended January 31, 2015. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred an interest expense of $17,009 during the three months ended January 31, 2015 (up from $0 for the three months ended January 31, 2014). The only expenses of the Trust during the three months ended January 31, 2015 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended January 31, 2015 was $211,125 due to the Sponsor’s fee of $194,116 and interest expense of $17,009 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended January 31, 2014 and the three months ended January 31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2015, 55 Baskets (2,750,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2014 – 11/30/2014	1,350,000	$122.89
12/01/2014 – 12/31/2014	800,000	$121.34
01/01/2015 – 01/31/2015	600,000	$111.24

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

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

CURRENCYSHARES® EURO TRUST
	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: March 12, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)