Form 10-Q
period 2015-07-31
CURRENCYSHARES EURO TRUST
filed 2015-09-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Euro deposits, interest bearing	$271,249,145	$216,126,592
Euro deposits, non-interest bearing	—	—

Total Current Assets	$271,249,145	$216,126,592

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$12,345,200
Accrued Sponsor’s fee	105,969	78,416
Accrued interest expense	57,232	2,438

Total Current Liabilities	163,201	12,426,054

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 127,000,000 and 102,000,000 authorized, respectively – 2,500,000 and 1,650,000 issued and outstanding, respectively	271,085,944	203,700,538
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$271,249,145	$216,126,592

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2015	Three months ended July 31, 2014	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Income
Interest Income	$—	$10,020	$—	$21,021

Total Income	—	10,020	—	21,021

Expenses
Sponsor’s fee	(372,505)	(217,812)	(793,946)	(651,050)
Interest Expense	(189,707)	—	(298,786)	—

Total Expenses	(562,212)	(217,812)	(1,092,732)	(651,050)
Net Loss	$(562,212)	$(207,792)	$(1,092,732)	$(630,029)

Basic and Diluted Earnings per Share	$(0.17)	$(0.13)	$(0.46)	$(0.39)
Weighted-average Shares Outstanding	3,376,630	1,613,043	2,393,040	1,613,919
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	4,067	3,691	12,375	4,339

Total Comprehensive Loss	$(558,145)	$(204,101)	$(1,080,357)	$(625,690)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,092,732)	(841,247)
Adjustment of redeemable capital shares to redemption value	1,092,732	841,247

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	12,375	11,364
Adjustment of redeemable capital shares to redemption value	(12,375)	(11,364)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Cash flows from operating activities
Cash received for accrued income	$—	$21,030
Cash paid for expenses	(1,012,728)	(658,217)

Net cash used in operating activities	(1,012,728)	(637,187)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,067,292,275	499,501,030
Cash paid to redeem redeemable shares	(982,906,017)	(506,176,139)

Net cash provided by/(used in) financing activities	84,386,258	(6,675,109)

Adjustment to period cash flows due to currency movement	(28,250,977)	(2,932,892)

Increase/(Decrease) in cash	55,122,553	(10,245,188)
Cash at beginning of period	216,126,592	195,074,404

Cash at end of period	$271,249,145	$184,829,216

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,092,732)	$(630,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest expense	57,232	—
Prior period accrued interest expense	(2,438)	—
Currency translation adjustment	(2,343)	864
Accrued sponsor fee	105,969	65,313
Prior period accrued sponsor fee	(78,416)	(73,335)

Net cash used in operating activities	$(1,012,728)	$(637,187)

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2015 was an annual nominal rate of -0.20%. For the nine months ended July 31, 2015, there were euro principal deposits of 934,581,677, euro principal redemptions of 850,834,984 and euro withdrawals (to pay expenses) of 886,803, resulting in an ending euro principal balance of 245,507,601. This equates to 271,249,145 USD. For the year ended October 31, 2014, there were euro principal deposits of 582,440,607, euro principal redemptions of 567,615,398 and euro withdrawals (to pay expenses) of 613,581, resulting in an ending euro principal balance of 162,647,711. This equates to 203,781,392 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,650,000	$203,700,538	1,500,000	$201,725,396
Shares issued	9,500,000	1,067,292,275	5,900,000	785,537,645
Shares redeemed	(8,650,000)	(971,653,552)	(5,750,000)	(765,542,887)
Adjustment to period Shares due to currency movement and other	—	(28,253,317)	—	(18,019,616)

Ending Balance	2,500,000	$271,085,944	1,650,000	$203,700,538

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2015 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since July 31, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2015.

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

Results of Operations

As of October 31, 2014, the number of euro owned by the Trust was 162,647,711, resulting in a redeemable capital share value of $203,700,538. During the nine months ended July 31, 2015, an additional 9,500,000 Shares were created in exchange for 934,581,677 euro and 8,650,000 Shares were redeemed in exchange for 850,834,984 euro. In addition, 886,803 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2015, the number of euro owned by the Trust was 245,507,601, resulting in a redeemable capital Share value of $271,085,944.

An increase in the Trust’s redeemable capital Share value from $203,700,538 at October 31, 2014 to $271,085,944 at July 31, 2015, was primarily the result of an increase in the number of Shares outstanding from 1,650,000 at October 31, 2014 to 2,500,000 at July 31, 2015. The increase in the Trust’s redeemable capital Share value was partially offset by a decrease in the Closing Spot Rate from 1.2529 at October 31, 2014 to 1.1049 at July 31, 2015.

Interest income decreased $10,020 for the three months ended July 31, 2014 to $0 for the three months ended July 31, 2015, and decreased from $21,021 for the nine months ended July 31, 2014 to $0 for the nine months ended July 31, 2015, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $217,812 for the three months ended July 31, 2014 to $372,505 for the three months ended July 31, 2015, and increased from $651,050 for the nine months ended July 31, 2014 to $793,946 for the nine months ended July 31, 2015. This increase in Sponsor’s fee was partially offset by a decrease in the Closing Spot rate as set forth in the ‘Closing Spot Rate’ chart shown previously. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $0 for the three months ended July 31, 2014 to $189,707 for the three months ended July 31, 2015, and increased from $0 for the nine months ended July 31, 2014 to $298,786 for the nine months ended July 31, 2015. The only expenses of the Trust during the three months and nine months ended July 31, 2015 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2015 was $562,212 due to the Sponsor’s fee of $372,505 and interest expense of $189,707 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2015 was $1,092,732 due to the Sponsor’s fee of $793,946 and interest expense of $298,786 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended July 31, 2014, the three months ended July 31, 2015, the nine months ended July 31, 2014 and the nine months ended July  31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/euro exchange rate and the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2015, 45 Baskets (2,250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2015 – 05/31/2015	400,000	$109.60
06/01/2015 – 06/30/2015	650,000	$109.89
07/01/2015 – 07/31/2015	1,200,000	$108.77

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File number 333-178972) filed by the Trust on January 11, 2012.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC Sponsor of the CurrencyShares® Euro Trust

Date: September 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)