Form 10-K
period 2015-10-31
CURRENCYSHARES EURO TRUST
filed 2016-01-14
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 3,300,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $364,221,000.

CURRENCYSHARES® EURO TRUST

ii

PART I

Item 1. Business

Overview

The CurrencyShares® Euro Trust (the “Trust”) is a grantor trust that was formed on December 5, 2005. The Shares began trading on the New York Stock Exchange under the ticker symbol “FXE” on December 12, 2005. The primary listing of the Shares was transferred to NYSE Arca, Inc. (“NYSE Arca”) on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of euro and distributes euro in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of euro plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the euro through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the euro. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the euro. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,069,371 for the fiscal year ended October 31, 2015.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the euro deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of such notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the euro, plus accumulated interest, if any, less the Trust’s expenses. The price of euro has fluctuated widely over the past several years, and volatility has increased in recent months, possibly due, in part, to concern over the sovereign debt levels of certain European Union members and the potential impact of this debt on the composition of the European Union members in the eurozone and the value of the euro. Several factors may affect the price of the euro, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

In addition, the euro may not maintain its long-term value in terms of purchasing power in the future. When the price of the euro declines, the Sponsor expects the price of a Share to decline as well.

The USD/euro exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified in the preceding risk factor and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/euro exchange rate could materially and adversely affect the performance of the Shares.

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw euro from the Trust to pay these excess expenses, which will reduce the amount of euro represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the euro held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw euro from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of euro represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of euro into the Trust, as the amount of euro required to create Shares will proportionately reflect the amount of euro represented by the Shares outstanding at the time of creation. Assuming a constant euro price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the euro as the amount of euro represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the euro increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$123.61	$110.33
April 30, 2015	$113.06	$103.08
July 31, 2015	$112.51	$106.37
October 31, 2015	$113.77	$106.88

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$136.40	$132.13
April 30, 2014	$137.63	$133.56
July 31, 2014	$137.52	$132.09
October 31, 2014	$132.40	$123.33

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 104.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	300,000	$108.23
September	250,000	$110.20
October	550,000	$110.70

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2015 and October 31, 2014.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2015, October 31, 2014, October 31, 2013, October 31, 2012 and October 31, 2011.

	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011
Income

Interest income	$—	$21,021	$—	$406,358	$2,205,838

Total Income	—	21,021	—	406,358	2,205,838

Expenses

Sponsor’s fee	(1,069,371)	(859,746)	(939,137)	(1,196,675)	(1,530,318)

Interest expense	(436,101)	(2,522)	—	—	—

Total Expenses	(1,505,472)	(862,268)	(939,137)	(1,196,675)	(1,530,318)

Net (Loss)/Income	$(1,505,472)	$(841,247)	$(939,137)	$(790,317)	$675,520

Basic and Diluted Earnings per Share	$(0.62)	$(0.52)	$(0.52)	$(0.34)	$0.25
Weighted-average Shares Outstanding	2,419,452	1,616,438	1,802,740	2,342,486	2,697,260

Cash Dividends per Share	$—	$—	$—	$0.04	$0.25

Other Comprehensive Income/(Loss):

Currency translation adjustment	17,887	11,364	(16,778)	(830)	4,717

Total Comprehensive (Loss)/Income	$(1,487,585)	$(829,883)	$(955,915)	$(791,147)	$680,237

As of October 31, 2015, total assets were $357,376,987, and for the fiscal year ended October 31, 2015, net cash flows were $141,250,395.

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

Movements in the Price of Euro

The investment objective of the Trust is for the Shares to reflect the price in USD of the euro plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of euro. The chart illustrates movements in the price of euro in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of Euro

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 euro:

FXE Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of -0.20%. The following chart provides the daily rate paid by the Depository since October 31, 2010:

FXE Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2015.

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

Results of Operations

As of October 31, 2013, the number of euro owned by the Trust was 148,436,083, resulting in a redeemable capital share value of $201,725,396. During the year ended October 31, 2014, an additional 5,900,000 shares were created in exchange for 582,440,607 euro and 5,750,000 shares were redeemed in exchange for 567,615,398 euro. In addition, 613,581 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2014, the number of euro owned by the Trust was 162,647,711, resulting in a redeemable capital share value of $203,700,538. During the year ended October 31, 2015, an additional 11,400,000 shares were created in exchange for 1,120,840,498 euro and 9,750,000 shares were redeemed in exchange for 958,699,359 euro. In addition, 1,268,329 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2015, the number of euro owned by the Trust was 323,520,521, resulting in a redeemable capital share value of $357,228,041.

An increase in the Trust’s redeemable capital share value from to $203,700,538 at October 31, 2014 to $357,228,041 at October 31, 2015, was primarily the result of an increase in the number of shares outstanding from 1,650,000 at October 31, 2014 to 3,300,000 at October 31, 2015. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.2529 at October 31, 2014 to 1.1047 at October 31, 2015. An increase in the Trust’s redeemable capital share value from $201,725,396 at October 31, 2013 to $203,700,538 at October 31, 2014, was primarily the result of an increase in the number of shares outstanding from 1,500,000 at October 31, 2013 to 1,650,000 at October 31, 2014. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.3595 at October 31, 2013 to 1.2529 at October 31, 2014.

Interest income decreased from $21,021 for the year ended October 31, 2014 to $0 for the year ended October 31, 2015 attributable primarily to a decrease in the annual nominal interest rate paid by the Depository. Interest income increased from $0 for the year ended October 31, 2013 to $21,021 for the year ended October 31, 2014, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $859,746 for the year ended October 31, 2014 to $1,069,371 for the year ended October 31, 2015. This increase in Sponsor’s fee was partially offset by a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $939,137 for the year ended October 31, 2013 to $859,746 for the year ended October 31, 2014. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a steady interest rate below 0%, interest expense increased from $2,522 for the year ended October 31, 2014 to $436,101 for the year ended October 31, 2015. During the month of October, 2014, the interest rate paid by the depository fell below 0%. As a result, interest expense increased from $0 for the year ended October 31, 2013 to $2,522 for the year ended October 31, 2014. The only expenses of the Trust during the year ended October 31, 2015 and year ended October 31, 2014 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the year ended October 31, 2015 was $1,505,472, due to the Sponsor’s fee of $1,069,371 and interest expense of $436,101 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2014 was $841,247, due to the Sponsor’s fee of $859,746 and interest expense of $2,522 exceeding interest income of $21,021. The Trust’s net loss for the year ended October 31, 2013 was $939,137, due to the Sponsor’s fee of 939,137 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2015, October 31, 2014 and October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	2,100	2,100
Tax fees	0	0
All other Fees	0	0

	$27,331	$27,329

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreement dated as of April 8, 2013 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186440) filed by the Trust on February 4, 2013.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 of Item 601 of Regulation S-K.

10.1	Deposit Account Agreement between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Euro Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Euro Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust at October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Euro Trust’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Euro Trust:

We have audited CurrencyShares® Euro Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Euro Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015 of CurrencyShares® Euro Trust and our report dated January 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

CurrencyShares® Euro Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
Euro deposits, interest bearing	$357,376,987	$216,126,592
Euro deposits, non-interest bearing	—	—

Total Current Assets	$357,376,987	$216,126,592

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$12,345,200
Accrued Sponsor’s fee	100,209	78,416
Accrued interest expense	48,737	2,438

Total Current Liabilities	148,946	12,426,054

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 127,000,000 and 102,000,000 authorized, respectively – 3,300,000 and 1,650,000 issued and outstanding, respectively	357,228,041	203,700,538
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$357,376,987	$216,126,592

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Income
Interest Income	$—	$21,021	$—

Total Income	—	21,021	—

Expenses
Sponsor’s fee	(1,069,371)	(859,746)	(939,137)
Interest Expense	(436,101)	(2,522)	—

Total Expenses	(1,505,472)	(862,268)	(939,137)
Net Loss	$(1,505,472)	$(841,247)	$(939,137)

Basic and Diluted Earnings per Share	$(0.62)	$(0.52)	$(0.52)
Weighted-average Shares Outstanding	2,419,452	1,616,438	1,802,740
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	17,887	11,364	(16,778)

Total Comprehensive Loss	$(1,487,585)	$(829,883)	$(955,915)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,505,472)	(841,247)	(939,137)
Adjustment of redeemable capital shares to redemption value	1,505,472	841,247	939,137

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	17,887	11,364	(16,778)
Adjustment of redeemable capital shares to redemption value	(17,887)	(11,364)	16,778

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash received for accrued income	$—	$20,758	$—
Cash paid for expenses	(1,441,202)	(848,295)	(974,759)

Net cash used in operating activities	(1,441,202)	(827,537)	(974,759)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,273,611,058	792,208,558	881,695,938
Cash paid to redeem redeemable shares	(1,100,566,383)	(752,253,746)	(960,031,281)

Net cash provided by/(used in) financing activities	173,044,675	39,954,812	(78,335,343)

Adjustment to period cash flows due to currency movement	(30,353,078)	(18,075,087)	10,453,151

Increase/(Decrease) in cash	141,250,395	21,052,188	(68,856,951)
Cash at beginning of year	216,126,592	195,074,404	263,931,355

Cash at end of year	$357,376,987	$216,126,592	$195,074,404

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,505,472)	$(841,247)	$(939,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(3,822)	6,191	(4,715)
Accrued sponsor fee	100,209	78,416	73,335
Accrued interest expense	48,737	2,438	—
Prior period accrued sponsor fee	(78,416)	(73,335)	(104,242)
Prior period accrued interest expense	(2,438)	—	—

Net cash used in operating activities	$(1,441,202)	$(827,537)	$(974,759)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the euro plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The Trust’s assets primarily consist of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, euro deposits (cash) are translated at the Closing Spot Rate, which is the USD/euro exchange rate as determined and published by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in euro effective on the first business day of the subsequent month. The Trustee will direct that the excess euro be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata-basis (in accordance with the number of Shares that they own).

3.	Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2015 was an annual nominal rate of -0.20%. For the year ended October 31, 2015, there were euro principal deposits of 1,120,840,498, euro principal redemptions of 958,699,359 and euro withdrawals (to pay expenses) of 1,268,329, resulting in an ending euro principal balance of 323,520,521. This equates to 357,376,987 USD. For the year ended October 31, 2014, there were euro principal deposits of 582,440,607, euro principal redemptions of 567,615,398 and euro withdrawals (to pay expenses) of 613,581, resulting in an ending euro principal balance of 162,647,711. This equates to 203,781,392 USD (which includes USD redemptions payable). For the year ended October 31, 2013, there were euro principal deposits of 674,107,707, euro principal redemptions of 728,613,993 and euro withdrawals (to pay expenses) of 739,792, resulting in an ending euro principal balance of 148,436,083. This equates to 201,798,731 USD (which includes USD subscription receivable).

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2015		October 31, 2014		October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	1,650,000	$203,700,538	1,500,000	$201,725,396	2,050,000	$263,827,113

Shares issued	11,400,000	1,273,611,058	5,900,000	785,537,645	6,800,000	888,213,089

Shares redeemed	(9,750,000)	(1,089,370,082)	(5,750,000)	(765,542,887)	(7,350,000)	(960,031,281)
Adjustment to period Shares due to currency movement and other	—	(30,713,473)	—	(18,019,616)	—	9,716,475

Ending balance	3,300,000	$357,228,041	1,650,000	$203,700,538	1,500,000	$201,725,396

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the euro held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the euro in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s euro, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended October 31, 2015	Three months ended July 31, 2015	Three months ended April 30, 2015	Three months ended January 31, 2015

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(275,425)	(372,505)	(227,325)	(194,116)
Interest expense	(137,315)	(189,707)	(92,070)	(17,009)

Total Expenses	(412,740)	(562,212)	(319,395)	(211,125)
Net Loss	$(412,740)	$(562,212)	$(319,395)	$(211,125)

Basic and Diluted Earnings per Share	$(0.17)	$(0.17)	$(0.15)	$(0.13)
Weighted-average Shares Outstanding	2,497,826	3,376,630	2,183,708	1,611,957
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	5,512	4,067	(6,441)	14,749

Total Comprehensive Loss	$(407,228)	$(558,145)	$(325,836)	$(196,376)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$—	$10,020	$5,817	$5,184

Total Income	—	10,020	5,817	5,184

Expenses
Sponsor’s fee	(208,696)	(217,812)	(199,786)	(233,452)
Interest expense	(2,522)	—	—	—

Total Expenses	(211,218)	(217,812)	(199,786)	(233,452)

Net Loss	$(211,218)	$(207,792)	$(193,969)	$(228,268)

Basic and Diluted Earnings per Share	$(0.13)	$(0.13)	$(0.13)	$(0.13)
Weighted-average Shares Outstanding	1,623,913	1,613,043	1,502,247	1,722,826
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	7,025	3,691	(1,374)	2,022

Total Comprehensive Loss	$(204,193)	$(204,101)	$(195,343)	$(226,246)

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYSHARES® EURO TRUST
By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

	Date:	January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer	January 14, 2016
Nikolaos Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2016

/s/ MICHAEL BYRUM	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.