Form 10-Q
period 2016-04-30
CURRENCYSHARES EURO TRUST
filed 2016-06-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2016 and October 31, 2015	2

Statements of Comprehensive Income for the three months ended April 30, 2016, the three months ended April 30, 2015, the six months ended April 30, 2016 and the six months ended April 30, 2015	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2016 and the year ended October 31, 2015	4

Statements of Cash Flows for the six months ended April 30, 2016 and the six months ended April 30, 2015	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Euro deposits, interest bearing	$268,639,807	$357,376,987
Euro deposits, non-interest bearing	—	—

Total Current Assets	$268,639,807	$357,376,987

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$27,963,865	$—
Accrued Sponsor’s fee	93,859	100,209
Accrued interest expense	86,922	48,737

Total Current Liabilities	28,144,646	148,946

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 127,000,000 authorized – 2,150,000 and 3,300,000 issued and outstanding, respectively	240,495,161	357,228,041
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$268,639,807	$357,376,987

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(273,639)	(227,325)	(730,453)	(421,441)
Interest Expense	(241,325)	(92,070)	(473,248)	(109,079)

Total Expenses	(514,964)	(319,395)	(1,203,701)	(530,520)
Net Loss	$(514,964)	$(319,395)	$(1,203,701)	$(530,520)

Basic and Diluted Earnings per Share	$(0.20)	$(0.15)	$(0.35)	$(0.28)
Weighted-average Shares Outstanding	2,535,556	2,183,708	3,416,209	1,893,094
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(12,031)	(6,441)	(11,617)	8,308

Total Comprehensive Loss	$(526,995)	$(325,836)	$(1,215,318)	$(522,212)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,203,701)	(1,505,472)
Adjustment of redeemable capital shares to redemption value	1,203,701	1,505,472

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(11,617)	17,887
Adjustment of redeemable capital shares to redemption value	11,617	(17,887)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(1,181,426)	(478,115)

Net cash used in operating activities	(1,181,426)	(478,115)

Cash flows from financing activities
Cash received to purchase redeemable shares	830,092,169	830,979,925
Cash paid to redeem redeemable shares	(926,851,318)	(739,975,772)

Net cash (used in)/provided by financing activities	(96,759,149)	91,004,153

Adjustment to period cash flows due to currency movement	9,203,395	(25,659,803)

(Decrease)/Increase in cash	(88,737,180)	64,866,235
Cash at beginning of period	357,376,987	216,126,592

Cash at end of period	$268,639,807	$280,992,827

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,203,701)	$(530,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(9,560)	3,282
Accrued sponsor fee	93,859	86,326
Accrued interest expense	86,922	43,651
Prior period accrued sponsor fee	(100,209)	(78,416)
Prior period accrued interest expense	(48,737)	(2,438)

Net cash used in operating activities	$(1,181,426)	$(478,115)

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2016 was an annual nominal rate of -0.40%. For the six months ended April 30, 2016, there were euro principal deposits of 754,080,822, euro principal redemptions of 866,394,898 and euro withdrawals (to pay expenses) of 1,073,243, resulting in an ending euro principal balance of 210,133,202. This equates to 240,675,942 USD (which includes USD redemptions payable). For the year ended October 31, 2015, there were euro principal deposits of 1,120,840,498, euro principal redemptions of 958,699,359 and euro withdrawals (to pay expenses) of 1,268,329, resulting in an ending euro principal balance of 323,520,521. This equates to 357,376,987 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	3,300,000	$357,228,041	1,650,000	$203,700,538
Shares issued	7,700,000	830,092,169	11,400,000	1,273,611,058
Shares redeemed	(8,850,000)	(953,727,503)	(9,750,000)	(1,089,370,082)
Adjustment to period Shares due to currency movement and other	—	6,902,454	—	(30,713,473)

Ending Balance	2,150,000	$240,495,161	3,300,000	$357,228,041

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2016 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since April 30, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2016.

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

Results of Operations

As of October 31, 2015, the number of euro owned by the Trust was 323,520,521, resulting in a redeemable capital share value of $357,228,041. During the six months ended April 30, 2016, an additional 7,700,000 Shares were created in exchange for 754,080,822 euro and 8,850,000 Shares were redeemed in exchange for 866,394,898 euro. In addition, 1,073,243 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2016, the number of euro owned by the Trust was 210,133,202, resulting in a redeemable capital Share value of $240,495,161.

A decrease in the Trust’s redeemable capital Share value from $357,228,041 at October 31, 2015 to $240,495,161 at April 30, 2016, was primarily the result of a decrease in the number of Shares outstanding from 3,300,000 at October 31, 2015 to 2,150,000 at April 30, 2016. The decrease in the Trust’s redeemable capital shares was partially offset by an increase in the Closing Spot Rate from 1.1047 at October 31, 2015 to 1.1453 at April 30, 2016.

No interest income was earned during the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $227,325 for the three months ended April 30, 2015 to $273,639 for the three months ended April 30, 2016, and increased from $421,441 for the six months ended April 30, 2015 to $730,453 for the six months ended April 30, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $92,070 for the three months ended April 30, 2015 to $241,325 for the three months ended April 30, 2016, and increased from $109,079 for the six months ended April 30, 2015 to $473,248 for the six months ended April 30, 2016. The only expenses of the Trust during the three months and six months ended April 30, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2016 was $514,964 due to the Sponsor’s fee of $273,639 and interest expense of $241,325 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2016 was $1,203,701 due to the Sponsor’s fee of $730,453 and interest expense of $473,248 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2016, 29 Baskets (1,450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2016 – 02/29/2016	700,000	$108.10
03/01/2016 – 03/31/2016	150,000	$109.10
04/01/2016 – 04/30/2016	600,000	$111.18

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: June 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)