Form 10-Q
period 2016-07-31
CURRENCYSHARES EURO TRUST
filed 2016-09-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Euro deposits, interest bearing	$338,067,260	$357,376,987
Euro deposits, non-interest bearing	—	—

Total Current Assets	$338,067,260	$357,376,987

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$98,363	$100,209
Accrued interest expense	103,796	48,737

Total Current Liabilities	202,159	148,946

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 127,000,000 authorized – 3,100,000 and 3,300,000 issued and outstanding, respectively	337,865,101	357,228,041
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$338,067,260	$357,376,987

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(270,088)	(372,505)	(1,000,541)	(793,946)
Interest Expense	(278,025)	(189,707)	(751,273)	(298,786)

Total Expenses	(548,113)	(562,212)	(1,751,814)	(1,092,732)
Net Loss	$(548,113)	$(562,212)	$(1,751,814)	$(1,092,732)

Basic and Diluted Earnings per Share	$(0.22)	$(0.17)	$(0.57)	$(0.46)
Weighted-average Shares Outstanding	2,473,913	3,376,630	3,099,818	2,393,040
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	904	4,067	(10,713)	12,375

Total Comprehensive Loss	$(547,209)	$(558,145)	$(1,762,527)	$(1,080,357)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,751,814)	(1,505,472)
Adjustment of redeemable capital shares to redemption value	1,751,814	1,505,472

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(10,713)	17,887
Adjustment of redeemable capital shares to redemption value	10,713	(17,887)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash paid for expenses	$(1,704,848)	$(1,012,728)

Net cash used in operating activities	(1,704,848)	(1,012,728)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,050,948,694	1,067,292,275
Cash paid to redeem redeemable shares	(1,072,721,397)	(982,906,017)

Net cash (used in)/provided by financing activities	(21,772,703)	84,386,258

Adjustment to period cash flows due to currency movement	4,167,824	(28,250,977)

(Decrease)/Increase in cash	(19,309,727)	55,122,553
Cash at beginning of period	357,376,987	216,126,592

Cash at end of period	$338,067,260	$271,249,145

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,751,814)	$(1,092,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(6,247)	(2,343)
Accrued sponsor fee	98,363	105,969
Accrued interest expense	103,796	57,232
Prior period accrued sponsor fee	(100,209)	(78,416)
Prior period accrued interest expense	(48,737)	(2,438)

Net cash used in operating activities	$(1,704,848)	$(1,012,728)

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -0.40%. For the nine months ended July 31, 2016, there were euro principal deposits of 949,109,269, euro principal redemptions of 968,772,146 and euro withdrawals (to pay expenses) of 1,539,644, resulting in an ending euro principal balance of 302,318,000. This equates to 338,067,260 USD. For the year ended October 31, 2015, there were euro principal deposits of 1,120,840,498, euro principal redemptions of 958,699,359 and euro withdrawals (to pay expenses) of 1,268,329, resulting in an ending euro principal balance of 323,520,521. This equates to 357,376,987 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	3,300,000	$357,228,041	1,650,000	$203,700,538
Shares issued	9,700,000	1,050,948,694	11,400,000	1,273,611,058
Shares redeemed	(9,900,000)	(1,072,721,397)	(9,750,000)	(1,089,370,082)
Adjustment to period Shares due to currency movement and other	—	2,409,763	—	(30,713,473)

Ending Balance	3,100,000	$337,865,101	3,300,000	$357,228,041

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of euro owned by the Trust was 323,520,521, resulting in a redeemable capital share value of $357,228,041. During the nine months ended July 31, 2016, an additional 9,700,000 Shares were created in exchange for 949,109,269 euro and 9,900,000 Shares were redeemed in exchange for 968,772,146 euro. In addition, 1,539,644 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2016, the number of euro owned by the Trust was 302,318,000, resulting in a redeemable capital Share value of $337,865,101.

A decrease in the Trust’s redeemable capital Share value from $357,228,041 at October 31, 2015 to $337,865,101 at July 31, 2016, was primarily the result of a decrease in the number of Shares outstanding from 3,300,000 at October 31, 2015 to 3,100,000 at July 31, 2016. The decrease in the Trust’s redeemable capital shares was partially offset by an increase in the Closing Spot Rate from 1.1047 at October 31, 2015 to 1.1183 at July 31, 2016.

No interest income was earned during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $372,505 for the three months ended July 31, 2015 to $270,088 for the three months ended July 31, 2016. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $793,946 for the nine months ended July 31, 2015 to $1,000,541 for the nine months ended July 31, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $189,707 for the three months ended July 31, 2015 to $278,025 for the three months ended July 31, 2016, and increased from $298,786 for the nine months ended July 31, 2015 to $751,273 for the nine months ended July 31, 2016. The only expenses of the Trust during the three months and nine months ended July 31, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2016 was $548,113 due to the Sponsor’s fee of $270,088 and interest expense of $278,025 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2016 was $1,751,814 due to the Sponsor’s fee of $1,000,541 and interest expense of $751,273 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2016, 21 Baskets (1,050,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2016 – 05/31/2016	—	$—
06/01/2016 – 06/30/2016	100,000	$110.05
07/01/2016 – 07/31/2016	950,000	$107.63

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)