Form 10-K
period 2016-10-31
CURRENCYSHARES EURO TRUST
filed 2017-01-12
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 2,150,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2016 as reported by NYSE Arca on that date: $240,456,000.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2016: 2,150,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,244,665 for the fiscal year ended October 31, 2016.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day, accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the euro/USD exchange rate as determined by The WM Company at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

On June 23, 2016, the citizens of the United Kingdom, which European Union member had not adopted the euro as its currency, voted to leave the European Union, marking the beginning of a process whose consequences are uncertain. Under Article 50 of the Treaty on European Union, a withdrawal agreement between the United Kingdom and the European Union will need to be approved by the European Council, acting by a supermajority of the member states. The approval of the European Parliament, acting by a simple majority, also is required. On October 2, 2016, the British Prime Minister announced that she intends to invoke Article 50 by the end of March 2017, which, per the terms of the treaty, would put the United Kingdom on a course to leave the European Union by the end of March 2019. The terms of withdrawal have not been established and the United Kingdom will remain a member of the European Union until conclusion of the withdrawal agreement. If no agreement is concluded within two years of formal notification of withdrawal, however, then the United Kingdom may leave the European Union without more. The long-term consequences for the economies of the European Union members of the United Kingdom exiting the European Union are unknown and unpredictable, as is the future direction of the value of the euro and the Shares. These uncertainties could increase volatility in the market prices of the euro and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

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

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2016 and October 31, 2015:

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$107.95	$103.49
April 30, 2016	$111.84	$106.23
July 31, 2016	$112.49	$106.95
October 31, 2016	$110.72	$105.76

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$123.61	$110.33
April 30, 2015	$113.06	$103.08
July 31, 2015	$112.51	$106.37
October 31, 2015	$113.77	$106.88

The number of record holders of Shares of the registrant as of November 30, 2016 was approximately 97.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	1,050,000	$109.09
September	450,000	$108.94
October	450,000	$108.67

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2016 and October 31, 2015.

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

Following are financial highlights for the fiscal years ended October 31, 2016, October 31, 2015, October 31, 2014, October 31, 2013 and October 31, 2012.

	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year Ended October 31, 2012
Income

Interest income	$—	$—	$21,021	$—	$406,358

Total Income	—	—	21,021	—	406,358

Expenses

Sponsor’s fee	(1,244,665)	(1,069,371)	(859,746)	(939,137)	(1,196,675)

Interest expense	(1,044,441)	(436,101)	(2,522)	—	—

Total Expenses	(2,249,106)	(1,505,472)	(862,268)	(939,137)	(1,196,675)

Net Loss	$(2,249,106)	$(1,505,472)	$(841,247)	$(939,137)	$(790,317)

Basic and Diluted Earnings per Share	$(0.78)	$(0.62)	$(0.52)	$(0.52)	$(0.34)
Weighted-average Shares Outstanding	2,878,005	2,419,452	1,616,438	1,802,740	2,342,486

Cash Dividends per Share	$—	$—	$—	$—	$0.04

Other Comprehensive (Loss)/Income:

Currency translation adjustment	(2,460)	17,887	11,364	(16,778)	(830)

Total Comprehensive Loss	$(2,251,566)	$(1,487,585)	$(829,883)	$(955,915)	$(791,147)

As of October 31, 2016, total assets were $266,705,058, and for the fiscal year ended October 31, 2016, net cash flows were $(90,671,929).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2016 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since October 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2016.

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

Results of Operations

As of October 31, 2014, the number of euro owned by the Trust was 162,647,711, resulting in a redeemable capital share value of $203,700,538. During the year ended October 31, 2015, an additional 11,400,000 shares were created in exchange for 1,120,840,498 euro and 9,750,000 shares were redeemed in exchange for 958,699,359 euro. In addition, 1,268,329 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2015, the number of euro owned by the Trust was 323,520,521, resulting in a redeemable capital share value of $357,228,041. During the year ended October 31, 2016, an additional 11,050,000 shares were created in exchange for 1,080,489,764 euro and 11,850,000 shares were redeemed in exchange for 1,158,683,985 euro. In addition, 2,026,744 euro were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2016, the number of euro owned by the Trust was 243,299,556, resulting in a redeemable capital share value of $266,551,806.

A decrease in the Trust’s redeemable capital share value from $357,228,041 at October 31, 2015 to $266,551,806 at October 31, 2016, was primarily the result of a decrease in the number of shares outstanding from 3,300,000 at October 31, 2015 to 2,500,000 at October 31, 2016 coupled with a decrease in the Closing Spot Rate from 1.1047 at October 31, 2015 to 1.0962 at October 31, 2016. An increase in the Trust’s redeemable capital share value from to $203,700,538 at October 31, 2014 to $357,228,041 at October 31, 2015, was primarily the result of an increase in the number of shares outstanding from 1,650,000 at October 31, 2014 to 3,300,000 at October 31, 2015. The increase in the Trust’s redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 1.2529 at October 31, 2014 to 1.1047 at October 31, 2015.

No interest income was earned during the years ended October 31, 2016 and October 31, 2015, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above. Interest income decreased from $21,021 for the year ended October 31, 2014 to $0 for the year ended October 31, 2015 attributable primarily to a decrease in the annual nominal interest rate paid by the Depository.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $1,069,371 for the year ended October 31, 2015 to $1,244,665 for the year ended October 31, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a steady interest rate below 0%, interest expense increased from $436,101 for the year ended October 31, 2015 to $1,004,441 for the year ended October 31, 2016. The only expenses of the Trust during the year ended October 31, 2016 were the Sponsor’s fee and interest expense. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $859,746 for the year ended October 31, 2014 to $1,069,371 for the year ended October 31, 2015. This increase in Sponsor’s fee was partially offset by a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart. Due primarily to a steady interest rate below 0%, interest expense increased from $2,522 for the year ended October 31, 2014 to $436,101 for the year ended October 31, 2015. The only expenses of the Trust during the year ended October 31, 2015 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the year ended October 31, 2016 was $2,249,106, due to the Sponsor’s fee of $1,244,665 and interest expense of $1,004,441 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2015 was $1,505,472, due to the Sponsor’s fee of $1,069,371 and interest expense of $436,101 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2014 was $841,247, due to the Sponsor’s fee of $859,746 and interest expense of $2,522 exceeding interest income of $21,021.

Cash dividends were not paid by the Trust in the years ended October 31, 2016, October 31, 2015 and October 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2016.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

John Sullivan and Keith Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith Kemp and Michael Byrum.

John Sullivan, age 61, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of the Sponsor since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith Kemp, age 56, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Partners Investment Management, LLC from April 2015 to the present and as Director of Guggenheim Partners Investment Management, LLC from 2010 to 2015. Mr. Kemp has also served as Treasurer and Assistant Treasurer of certain funds in the Guggenheim fund complex since 2010 and 2016, respectively. Mr. Kemp served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, 46, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2016 and October 31, 2015:

	2016	2015
Audit Fees	$25,988	$25,231
Audit-related fees	0	2,100
Tax fees	0	0
All other Fees	0	0

	$25,988	$27,331

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreement dated as of April 8, 2013 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186440) filed by the Trust on February 4, 2013.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by the Trust on January 14, 2016.

10.1	Deposit Account Agreement between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CurrencyShares® Euro Trust

Financial Statements as of October 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Euro Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Euro Trust (the “Trust”) as of October 31, 2016 and 2015, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Euro Trust at October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Euro Trust’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 12, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Euro Trust:

We have audited CurrencyShares® Euro Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Euro Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2016 and 2015, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016 of CurrencyShares® Euro Trust and our report dated January 12, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

CurrencyShares® Euro Trust

Statements of Financial Condition

	October 31, 2016	October 31, 2015
Assets
Current Assets:
Euro deposits, interest bearing	$266,705,058	$357,376,987
Euro deposits, non-interest bearing	—	—

Total Current Assets	$266,705,058	$357,376,987

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$75,126	$100,209
Accrued interest expense	78,126	48,737

Total Current Liabilities	153,252	148,946

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 127,000,000 authorized—2,500,000 and 3,300,000 issued and outstanding, respectively	266,551,806	357,228,041
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$266,705,058	$357,376,987

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Income
Interest Income	$—	$—	$21,021

Total Income	—	—	21,021

Expenses
Sponsor’s fee	(1,244,665)	(1,069,371)	(859,746)
Interest Expense	(1,004,441)	(436,101)	(2,522)

Total Expenses	(2,249,106)	(1,505,472)	(862,268)

Net Loss	$(2,249,106)	$(1,505,472)	$(841,247)

Basic and Diluted Earnings per Share	$(0.78)	$(0.62)	$(0.52)
Weighted-average Shares Outstanding	2,878,005	2,419,452	1,616,438
Cash Dividends per Share	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,460)	17,887	11,364

Total Comprehensive Loss	$(2,251,566)	$(1,487,585)	$(829,883)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(2,249,106)	(1,505,472)	(841,247)
Adjustment of redeemable capital shares to redemption value	2,249,106	(1,505,472)	841,247

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(2,460)	17,887	11,364
Adjustment of redeemable capital shares to redemption value	2,460	(17,887)	(11,364)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Cash flows from operating activities
Cash received for accrued income	$—	$—	$20,758
Cash paid for expenses	(2,247,862)	(1,441,202)	(848,295)

Net cash used in operating activities	(2,247,862)	(1,441,202)	(827,537)

Cash flows from financing activities
Cash received to purchase redeemable shares	1,198,371,197	1,273,611,058	792,208,558
Cash paid to redeem redeemable shares	(1,285,096,408)	(1,100,566,383)	(752,253,746)

Net cash (used in)/provided by financing activities	(86,725,211)	173,044,675	39,954,812

Adjustment to period cash flows due to currency movement	(1,698,856)	(30,353,078)	(18,075,087)

(Decrease)/Increase in cash	(90,671,929)	141,250,395	21,052,188
Cash at beginning of year	357,376,987	216,126,592	195,074,404

Cash at end of year	$266,705,058	$357,376,987	$216,126,592

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(2,249,106)	$(1,505,472)	$(841,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(3,062)	(3,822)	6,191
Accrued sponsor fee	75,126	100,209	78,416
Accrued interest expense	78,126	48,737	2,438
Prior period accrued sponsor fee	(100,209)	(78,416)	(73,335)
Prior period accrued interest expense	(48,737)	(2,438)	—

Net cash used in operating activities	$(2,247,862)	$(1,441,202)	$(827,537)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the euro plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The Trust’s assets primarily consist of euro on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, euro deposits (cash) are translated at the Closing Spot Rate, which is the USD/euro exchange rate as determined and published by The WM Company at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2016 was an annual nominal rate of -0.40%. For the year ended October 31, 2016, there were euro principal deposits of 1,080,489,764, euro principal redemptions of 1,158,683,985 and euro withdrawals (to pay expenses) of 2,026,744, resulting in an ending euro principal balance of 243,299,556. This equates to 266,705,058 USD. For the year ended October 31, 2015, there were euro principal deposits of 1,120,840,498, euro principal redemptions of 958,699,359 and euro withdrawals (to pay expenses) of 1,268,329, resulting in an ending euro principal balance of 323,520,521. This equates to 357,376,987 USD. For the year ended October 31, 2014, there were euro principal deposits of 582,440,607, euro principal redemptions of 567,615,398 and euro withdrawals (to pay expenses) of 613,581, resulting in an ending euro principal balance of 162,647,711. This equates to 203,781,392 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2016		October 31, 2015		October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,300,000	$357,228,041	1,650,000	$203,700,538	1,500,000	$201,725,396
Shares Issued	11,050,000	1,198,371,197	11,400,000	1,273,611,058	5,900,000	785,537,645
Shares Redeemed	(11,850,000)	(1,285,096,408)	(9,750,000)	(1,089,370,082)	(5,750,000)	(765,542,887)
Adjustment to period Shares due to currency movement and other	—	(3,951,024)	—	(30,713,473)	—	(18,019,616)

Ending balance	2,500,000	$266,551,806	3,300,000	$357,228,041	1,650,000	$203,700,538

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2016:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(244,124)	(270,088)	(273,639)	(456,814)
Interest expense	(253,168)	(278,025)	(241,325)	(231,923)

Total Expenses	(497,292)	(548,113)	(514,964)	(688,737)

Net Loss	$(497,292)	$(548,113)	$(514,964)	$(688,737)

Basic and Diluted Earnings per Share	$(0.22)	$(0.22)	$(0.20)	$(0.16)
Weighted-average Shares Outstanding	2,217,391	2,473,913	2,535,556	4,277,717
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	8,253	904	(12,031)	414

Total Comprehensive Loss	$(489,039)	$(547,209)	$(526,995)	$(688,323)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(275,425)	(372,505)	(227,325)	(194,116)
Interest expense	(137,315)	(189,707)	(92,070)	(17,009)

Total Expenses	(412,740)	(562,212)	(319,395)	(211,125)
Net Loss	$(412,740)	$(562,212)	$(319,395)	$(211,125)

Basic and Diluted Earnings per Share	$(0.17)	$(0.17)	$(0.15)	$(0.13)
Weighted-average Shares Outstanding	2,497,826	3,376,630	2,183,708	1,611,957
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	5,512	4,067	(6,441)	14,749

Total Comprehensive Loss	$(407,228)	$(558,145)	$(325,836)	$(196,376)

6.	Sponsor’s Fee

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

CURRENCYSHARES® EURO TRUST

By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

	By:	/S/ JOHN SULLIVAN
John Sullivan
Chief Executive Officer

Date: January 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN SULLIVAN John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 12, 2017

/s/ KEITH KEMP Keith Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 12, 2017

/s/ MICHAEL BYRUM Michael Byrum	Director	January 12, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.