Form 10-Q
period 2017-04-30
CURRENCYSHARES EURO TRUST
filed 2017-06-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2017 and October 31, 2016	2

Statements of Comprehensive Income for the three months ended April 30, 2017, the three months ended April 30, 2016, the six months ended April 30, 2017 and the six months ended April 30, 2016	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2017 and the year ended October 31, 2016	4

Statements of Cash Flows for the six months ended April 30, 2017 and the six months ended April 30, 2016	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Euro deposits, interest bearing	$284,994,909	$266,705,058
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	21,099,928	—

Total Current Assets	$306,094,837	$266,705,058

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$86,213	$75,126
Accrued interest expense	85,624	78,126

Total Current Liabilities	171,837	153,252

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 137,000,000 and 127,000,000 authorized, respectively – 2,900,000 and 2,500,000 issued and outstanding, respectively	305,923,000	266,551,806
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$306,094,837	$266,705,058

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Six months ended April 30, 2017	Six months ended April 30, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(231,287)	(273,639)	(431,772)	(730,453)
Interest Expense	(234,179)	(241,325)	(440,974)	(473,248)

Total Expenses	(465,466)	(514,964)	(872,746)	(1,203,701)
Net Loss	$(465,466)	$(514,964)	$(872,746)	$(1,203,701)

Basic and Diluted Earnings per Share	$(0.20)	$(0.20)	$(0.41)	$(0.35)
Weighted-average Shares Outstanding	2,321,348	2,535,556	2,108,840	3,416,209
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(8,908)	(12,031)	(14,951)	(11,617)

Total Comprehensive Loss	$(474,374)	$(526,995)	$(887,697)	$(1,215,318)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(872,746)	(2,249,106)
Adjustment of redeemable capital shares to redemption value	872,746	2,249,106

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(14,951)	(2,460)
Adjustment of redeemable capital shares to redemption value	14,951	2,460

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(853,452)	(1,181,426)

Net cash used in operating activities	(853,452)	(1,181,426)

Cash flows from financing activities
Cash received to purchase redeemable shares	434,736,142	830,092,169
Cash paid to redeem redeemable shares	(414,238,526)	(926,851,318)

Net cash provided by/(used in) financing activities	20,497,616	(96,759,149)

Adjustment to period cash flows due to currency movement	(1,354,313)	9,203,395

Increase/(Decrease) in cash	18,289,851	(88,737,180)
Cash at beginning of period	266,705,058	357,376,987

Cash at end of period	$284,994,909	$268,639,807

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(872,746)	$(1,203,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	709	(9,560)
Accrued sponsor fee	86,213	93,859
Accrued interest expense	85,624	86,922
Prior period accrued sponsor fee	(75,126)	(100,209)
Prior period accrued interest expense	(78,126)	(48,737)

Net cash used in operating activities	$(853,452)	$(1,181,426)

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2017 was an annual nominal rate of -0.40%. For the six months ended April 30, 2017, there were euro principal deposits of 426,928,799, euro principal redemptions of 388,336,482 and euro withdrawals (to pay expenses) of 800,087, resulting in an ending euro principal balance of 281,091,786. This equates to 306,094,837 USD (which includes USD subscriptions receivable). For the year ended October 31, 2016, there were euro principal deposits of 1,080,489,764, euro principal redemptions of 1,158,683,985 and euro withdrawals (to pay expenses) of 2,026,744, resulting in an ending euro principal balance of 243,299,556. This equates to 266,705,058 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,500,000	$266,551,806	3,300,000	$357,228,041
Shares Issued	4,400,000	455,404,950	11,050,000	1,198,371,197
Shares Redeemed	(4,000,000)	(414,238,526)	(11,850,000)	(1,285,096,408)
Adjustment to period Shares due to currency movement and other	—	(1,795,230)	—	(3,951,024)

Ending Balance	2,900,000	$305,923,000	2,500,000	$266,551,806

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2017 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since April 30, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2017.

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

Results of Operations

As of October 31, 2016, the number of euro owned by the Trust was 243,299,556, resulting in a redeemable capital share value of $266,551,806. During the six months ended April 30, 2017, an additional 4,400,000 Shares were created in exchange for 426,928,799 euro and 4,000,000 Shares were redeemed in exchange for 388,336,482 euro. In addition, 800,087 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2017, the number of euro owned by the Trust was 281,091,786, resulting in a redeemable capital Share value of $305,923,000.

An increase in the Trust’s redeemable capital Share value from $266,551,806 at October 31, 2016 to $305,923,000 at April 30, 2017, was primarily the result of an increase in the number of Shares outstanding from 2,500,000 at October 31, 2016 to 2,900,000 at April 30, 2017. This increase was partially offset by a decrease in the Closing Spot Rate from 1.0962 at October 31, 2016 to 1.0890 at April 30, 2017.

No interest income was earned during the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $273,639 for the three months ended April 30, 2016 to $231, 287 for the three months ended April 30, 2017, and decreased from $730,453 for the six months ended April 30, 2016 to $431,772 for the six months ended April 30, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to an decrease in the weighted-average euro in the Trust, but partially offset by a further decline in the interest rate, interest expense decreased from $241,325 for the three months ended April 30, 2016 to $234,179 for the three months ended April 30, 2017, and decreased from $473,248 for the six months ended April 30, 2016 to $440,974 for the six months ended April 30, 2017. The only expenses of the Trust during the three months and six months ended April 30, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2017 was $465,466 due to the Sponsor’s fee of $231,287 and interest expense of $234,179 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2017 was $872,746 due to the Sponsor’s fee of $431,772 and interest expense of $440,974 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2017, 47 Baskets (2,350,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2017 – 02/28/2017	1,200,000	$103.54
03/01/2017 – 03/31/2017	1,150,000	$103.43
04/01/2017 – 04/30/2017	—	$—

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

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: June 9, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)