Form 10-Q
period 2017-07-31
CURRENCYSHARES EURO TRUST
filed 2017-09-11
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Euro deposits, interest bearing	$342,201,608	$266,705,058
Euro deposits, non-interest bearing	—	—

Total Current Assets	$342,201,608	$266,705,058

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$28,495,546	$—
Accrued Sponsor’s fee	128,705	75,126
Accrued interest expense	133,902	78,126

Total Current Liabilities	28,758,153	153,252

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 137,000,000 and 127,000,000 authorized, respectively – 2,750,000 and 2,500,000 issued and outstanding, respectively	313,443,455	266,551,806
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$342,201,608	$266,705,058

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(309,874)	(270,088)	(741,646)	(1,000,541)
Interest Expense	(320,533)	(278,025)	(761,507)	(751,273)

Total Expenses	(630,407)	(548,113)	(1,503,153)	(1,751,814)
Net Loss	$(630,407)	$(548,113)	$(1,503,153)	$(1,751,814)

Basic and Diluted Earnings per Share	$(0.22)	$(0.22)	$(0.64)	$(0.57)
Weighted-average Shares Outstanding	2,826,630	2,473,913	2,350,733	3,099,818
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(28,912)	904	(43,863)	(10,713)

Total Comprehensive Loss	$(659,319)	$(547,209)	$(1,547,016)	$(1,762,527)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,503,153)	(2,249,106)
Adjustment of redeemable capital shares to redemption value	1,503,153	2,249,106

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(43,863)	(2,460)
Adjustment of redeemable capital shares to redemption value	43,863	2,460

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(1,407,108)	(1,704,848)

Net cash used in operating activities	(1,407,108)	(1,704,848)

Cash flows from financing activities
Cash received to purchase redeemable shares	832,272,473	1,050,948,694
Cash paid to redeem redeemable shares	(779,828,591)	(1,072,721,397)

Net cash provided by/(used in) financing activities	52,443,882	(21,772,703)

Adjustment to period cash flows due to currency movement	24,459,776	4,167,824

Increase/(Decrease) in cash	75,496,550	(19,309,727)
Cash at beginning of period	266,705,058	357,376,987

Cash at end of period	$342,201,608	$338,067,260

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,503,153)	$(1,751,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(13,310)	(6,247)
Accrued sponsor fee	128,705	98,363
Accrued interest expense	133,902	103,796
Prior period accrued sponsor fee	(75,126)	(100,209)
Prior period accrued interest expense	(78,126)	(48,737)

Net cash used in operating activities	$(1,407,108)	$(1,704,848)

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2017 was an annual nominal rate of -0.40%. For the nine months ended July 31, 2017, there were euro principal deposits of 765,589,618, euro principal redemptions of 741,516,852 and euro withdrawals (to pay expenses) of 1,294,369, resulting in an ending euro principal balance of 266,077,953. This equates to 313,706,062 USD (which includes USD redemptions payable). For the year ended October 31, 2016, there were euro principal deposits of 1,080,489,764, euro principal redemptions of 1,158,683,985 and euro withdrawals (to pay expenses) of 2,026,744, resulting in an ending euro principal balance of 243,299,556. This equates to 266,705,058 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,500,000	$266,551,806	3,300,000	$357,228,041
Shares Issued	7,900,000	832,272,473	11,050,000	1,198,371,197
Shares Redeemed	(7,650,000)	(806,102,970)	(11,850,000)	(1,285,096,408)
Adjustment to period Shares due to currency movement and other	—	20,722,146	—	(3,951,024)

Ending Balance	2,750,000	$313,443,455	2,500,000	$266,551,806

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since July 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of euro owned by the Trust was 243,299,556, resulting in a redeemable capital share value of $266,551,806. During the nine months ended July 31, 2017, an additional 7,900,000 Shares were created in exchange for 765,589,618 euro and 7,650,000 Shares were redeemed in exchange for 741,516,852 euro. In addition, 1,294,369 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2017, the number of euro owned by the Trust was 266,077,953, resulting in a redeemable capital Share value of $313,443,455.

An increase in the Trust’s redeemable capital Share value from $266,551,806 at October 31, 2016 to $313,443,455 at July 31, 2017, was primarily the result of an increase in the number of Shares outstanding from 2,500,000 at October 31, 2016 to 2,750,000 at July 31, 2017 coupled with an increase in the Closing Spot Rate from 1.0962 at October 31, 2016 to 1.1790 at July 31, 2017.

No interest income was earned during the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $270,088 for the three months ended July 31, 2016 to $309,874 for the three months ended July 31, 2017. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee in decreased from $1,000,541 for the nine months ended July 31, 2016 to $741,646 for the nine months ended July 31, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to an increase in the weighted-average euro in the Trust coupled with a further decline in the interest rate, interest expense increased from $278,025 for the three months ended July 31, 2016 to $320,533 for the three months ended July 31, 2017. Due primarily to a further decline in the interest rate, but partially offset by a decrease in the weighted-average euro in the Trust, interest expense increased from $751,273 for the nine months ended July 31, 2016 to $761,507 for the nine months ended July 31, 2017. The only expenses of the Trust during the three months and nine months ended July 31, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2017 was $630,407 due to the Sponsor’s fee of $309,874 and interest expense of $320,533 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2017 was $1,503,153 due to the Sponsor’s fee of $741,646 and interest expense of $761,507 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended July 31, 2017, 73 Baskets (3,650,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2017 – 05/31/2017	1,250,000	$107.65
06/01/2017 – 06/30/2017	1,300,000	$108.73
07/01/2017 – 07/31/2017	1,100,000	$111.82

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186440) filed by the Trust on February 4, 2013.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by the Trust on January 14, 2016.

4.9	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.10	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® EURO TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: September 11, 2017		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)