Form 10-Q
period 2018-01-31
CURRENCYSHARES EURO TRUST
filed 2018-03-12
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Euro Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Euro deposits, interest bearing	$330,039,021	$376,734,108
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	—	16,859,306

Total Current Assets	$330,039,021	$393,593,414

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$98,421	$108,181
Accrued interest expense	106,759	109,910

Total Current Liabilities	205,180	218,091
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 137,000,000 authorized – 2,750,000 and 3,500,000 issued and outstanding, respectively	329,833,841	393,375,323
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$330,039,021	$393,593,414

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$—	$—

Total Income	—	—
Expenses
Sponsor’s fee	(304,504)	(200,485)
Interest Expense	(319,702)	(206,795)

Total Expenses	(624,206)	(407,280)
Net Loss	$(624,206)	$(407,280)

Basic and Diluted Earnings per Share	$(0.24)	$(0.21)
Weighted-average Shares Outstanding	2,601,630	1,903,261
Cash Dividends per Share	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(27,765)	(6,043)

Total Comprehensive Loss	$(651,971)	$(413,323)

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(624,206)	(2,178,761)
Adjustment of redeemable capital shares to redemption value	624,206	2,178,761

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(27,765)	(33,837)
Adjustment of redeemable capital shares to redemption value	27,765	33,837

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(651,050)	(423,425)

Net cash used in operating activities	(651,050)	(423,425)
Cash flows from financing activities
Cash received to purchase redeemable shares	264,272,378	113,802,763
Cash paid to redeem redeemable shares	(333,345,288)	(170,775,940)

Net cash used in financing activities	(69,072,910)	(56,973,177)
Adjustment to period cash flows due to currency movement	23,028,873	(4,622,787)

Decrease in cash	(46,695,087)	(62,019,389)
Cash at beginning of period	376,734,108	266,705,058

Cash at end of period	$330,039,021	$204,685,669

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(624,206)	$(407,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(13,933)	2,406
Accrued sponsor fee	98,421	66,642
Accrued interest expense	106,759	68,059
Prior period accrued sponsor fee	(108,181)	(75,126)
Prior period accrued interest expense	(109,910)	(78,126)

Net cash used in operating activities	$(651,050)	$(423,425)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2018 was an annual nominal rate of -0.40%. For the three months ended January 31, 2018, there were euro principal deposits of 207,102,765, euro principal redemptions of 279,487,959 and euro withdrawals (to pay expenses) of 545,861, resulting in an ending euro principal balance of 264,931,893. This equates to 330,039,021 USD. For the year ended October 31, 2017, there were euro principal deposits of 997,328,606, euro principal redemptions of 900,863,979 and euro withdrawals (to pay expenses) of 1,901,235, resulting in an ending euro principal balance of 337,862,948. This equates to 393,593,414 USD (which includes USD subscriptions receivable).

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	3,500,000	$393,375,323	2,500,000	$266,551,806
Shares issued	2,150,000	247,011,468	10,300,000	1,108,131,814
Shares redeemed	(2,900,000)	(333,345,288)	(9,300,000)	(1,000,949,967)
Adjustment to period Shares due to currency movement and other	—	22,792,338	—	19,641,670

Ending Balance	2,750,000	$329,833,841	3,500,000	$393,375,323

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

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

FXE Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since January 31, 2013:

FXE Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2018.

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

Results of Operations

As of October 31, 2017, the number of euro owned by the Trust was 337,862,948, resulting in a redeemable capital share value of $393,375,323. During the three months ended January 31, 2018, an additional 2,150,000 Shares were created in exchange for 207,102,765 euro and 2,900,000 Shares were redeemed in exchange for 279,487,959 euro. In addition, 545,861 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2018, the number of euro owned by the Trust was 264,931,893, resulting in a redeemable capital Share value of $329,833,841.

A decrease in the Trust’s redeemable capital Share value from $393,375,323 at October 31, 2017 to $329,833,841 at January 31, 2018, was primarily the result of a decrease in the number of Shares outstanding from 3,500,000 at October 31, 2017 to 2,750,000 at January 31, 2018. This decrease was partially offset by an increase in the Closing Spot Rate from 1.1650 at October 31, 2017 to 1.2458 at January 31, 2018.

No interest income was earned during the three months ended January 31, 2017 and the three months ended January 31, 2018, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $200,485 for the three months ended January 31, 2017 to $304,504 for the three months ended January 31, 2018. Because the annual interest rate paid by the depository remained below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to an increase in the weighted-average euro in the Trust, interest expense increased from $206,795 for the three months ended January 31, 2017 to $319,702 for the three months ended January 31, 2018. The only expenses of the Trust during the three months ended January 31, 2018 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended January 31, 2018 was $624,206 due to the Sponsor’s fee of $304,504 and interest expense of $319,702 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended January 31, 2017 or the three months ended January 31, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2018, 58 Baskets (2,900,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2017 – 11/30/2017	850,000	$112.85
12/01/2017 – 12/31/2017	800,000	$114.01
01/01/2018 – 01/31/2018	1,250,000	$116.42

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other I nformation

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

CURRENCYSHARES® EURO TRUST

By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Euro Trust

Date: March 12, 2018	By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)