Form 10-Q
period 2018-04-30
Invesco CurrencyShares Euro Trust
filed 2018-06-11
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-32694

Invesco CurrencyShares® Euro Trust

Sponsored by Invesco Specialized Products, LLC

(Exact name of registrant as specified in its charter)

New York	20-3613421
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)

(800) 983-0903

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INVESCO CURRENCYSHARES® EURO TRUST

INDEX

Caption	Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2018 and October 31, 2017	3

Statements of Comprehensive Income for the three months ended April 30, 2018, the three months ended April 30, 2017, the six months ended April 30, 2018 and the six months ended April 30, 2017	4

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2018 and the year ended October 31, 2017	5

Statements of Cash Flows for the six months ended April 30, 2018 and the six months ended April 30, 2017	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	20

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

	April 30, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Euro deposits, interest bearing	$394,980,172	$376,734,108
Euro deposits, non-interest bearing	—	—
Subscriptions receivable	—	16,859,306

Total Current Assets	$394,980,172	$393,593,414

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$126,381	$108,181
Accrued interest expense	128,309	109,910

Total Current Liabilities	254,690	218,091

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 139,500,000 and 137,000,000 authorized, respectively – 3,400,000 and 3,500,000 issued and outstanding, respectively	394,725,482	393,375,323
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$394,980,172	$393,593,414

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017	Six months ended April 30, 2018	Six months ended April 30, 2017
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(352,863)	(231,287)	(657,367)	(431,772)
Interest Expense	(358,409)	(234,179)	(678,111)	(440,974)

Total Expenses	(711,272)	(465,466)	(1,335,478)	(872,746)

Net Loss	$(711,272)	$(465,466)	$(1,335,478)	$(872,746)

Basic and Diluted Earnings per Share	$(0.23)	$(0.20)	$(0.47)	$(0.41)
Weighted-average Shares Outstanding	3,076,966	2,321,348	2,835,359	2,108,840
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	13,288	(8,908)	(14,477)	(14,951)

Total Comprehensive Loss	$(697,984)	$(474,374)	$(1,349,955)	$(887,697)

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,335,478)	(2,178,761)
Adjustment of redeemable capital shares to redemption value	1,335,478	2,178,761

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(14,477)	(33,837)
Adjustment of redeemable capital shares to redemption value	14,477	33,837

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2018	Six months ended April 30, 2017
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(1,305,463)	(853,452)

Net cash used in operating activities	(1,305,463)	(853,452)

Cash flows from financing activities
Cash received to purchase redeemable shares	466,558,600	434,736,142
Cash paid to redeem redeemable shares	(460,981,544)	(414,238,526)

Net cash provided by financing activities	5,577,056	20,497,616

Adjustment to period cash flows due to currency movement	13,974,471	(1,354,313)

Increase in cash	18,246,064	18,289,851
Cash at beginning of period	376,734,108	266,705,058

Cash at end of period	$394,980,172	$284,994,909

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,335,478)	$(872,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(6,584)	709
Accrued sponsor fee	126,381	86,213
Accrued interest expense	128,309	85,624
Prior period accrued sponsor fee	(108,181)	(75,126)
Prior period accrued interest expense	(109,910)	(78,126)

Net cash used in operating activities	$(1,305,463)	$(853,452)

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Notes to Financial Statements

(Unaudited)

1.	Background

On September 28, 2017, Guggenheim Capital, LLC (“Guggenheim”) and Invesco Ltd. entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which Guggenheim agreed to transfer all of the membership interests of Guggenheim Specialized Products, LLC (the “Sponsor”) to Invesco Capital Management LLC (“Invesco Capital Management”).

The Transaction Agreement was consummated on April 6, 2018 (the “Closing”) and immediately following the Closing, Invesco Capital Management changed the name of the Sponsor to Invesco Specialized Products, LLC.

2.	Organization and Description of the Trust

The Invesco CurrencyShares® Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005 when the Sponsor deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Invesco Capital Management. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

3.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

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

The Trust maintains its books and records in euro. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from euro to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in market conditions or based on the Depository’s liquidity needs. Interest charged on the primary deposit account will be disclosed as interest expense.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2018 was an annual nominal rate of -0.40%. For the six months ended April 30, 2018, there were euro principal deposits of 370,604,298, euro principal redemptions of 380,473,377 and euro withdrawals (to pay expenses) of 1,077,470, resulting in an ending euro principal balance of 326,916,399. This equates to 394,980,172 USD. For the year ended October 31, 2017, there were euro principal deposits of 997,328,606, euro principal redemptions of 900,863,979 and euro withdrawals (to pay expenses) of 1,901,235, resulting in an ending euro principal balance of 337,862,948. This equates to 393,593,414 USD (which includes USD subscriptions receivable).

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	3,500,000	$393,375,323	2,500,000	$266,551,806
Shares issued	3,850,000	449,024,167	10,300,000	1,108,131,814
Shares redeemed	(3,950,000)	(460,981,544)	(9,300,000)	(1,000,949,967)
Adjustment to period Shares due to currency movement and other	—	13,307,536	—	19,641,670

Ending Balance	3,400,000	$394,725,482	3,500,000	$393,375,323

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

6.	Related Party Agreements

The Sponsor is a related party of the Trust. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

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

All of the Trust’s assets are euro, which creates a concentration risk associated with fluctuations in the price of euro. Accordingly, a decline in the euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. The price of euro has fluctuated widely over the past several years, and volatility has increased due, in part, to concern over the sovereign debt levels of certain European Union members and the potential impact of this debt on the composition of the European Union members and the value of the euro. Substantial sales of euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold euro as part of their reserve assets) could adversely affect an investment in the Shares.

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

The Invesco CurrencyShares® Euro Trust (the “Trust”) is a grantor trust that was formed on December 5, 2005. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of euro and distributes euro in connection with the redemption of Baskets. The Shares began trading on the New York Stock Exchange under the ticker symbol “FXE” on December 12, 2005. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of euro in the Trust at the end of the preceding day accrued but unpaid interest, if any, euro receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, euro payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the euro/USD exchange rate as determined by The WM Company as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.invesco.com/etfs.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2018 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since April 30, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2018.

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

In addition to the description below, please refer to Note 3 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the euro in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2017, the number of euro owned by the Trust was 337,862,948, resulting in a redeemable capital share value of $393,375,323. During the six months ended April 30, 2018, an additional 3,850,000 Shares were created in exchange for 370,604,298 euro and 3,950,000 Shares were redeemed in exchange for 380,473,377 euro. In addition, 1,077,470 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2018, the number of euro owned by the Trust was 326,916,399, resulting in a redeemable capital Share value of $394,725,482.

An increase in the Trust’s redeemable capital Share value from $393,375,323 at October 31, 2017 to $394,725,482 at April 30, 2018, was primarily the result of an increase in the Closing Spot Rate from 1.1650 at October 31, 2017 to 1.2082 at April 30, 2018. This increase was partially offset by a decrease in the number of Shares outstanding from 3,500,000 at October 31, 2017 to 3,400,000 at April 30, 2018.

No interest income was earned during the three months ended April 30, 2017, the three months ended April 30, 2018, the six months ended April 30, 2017 and the six months ended April 30, 2018, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust and an increase in the Closing Spot Rate as set forth in the previous “Closing Spot Rate” chart, the Sponsor’s fee increased from $231,287 for the three months ended April 30, 2017 to $352,863 for the three months ended April 30, 2018, and increased from $431,772 for the six months ended April 30, 2017 to $657,367 for the six months ended April 30, 2018. Because the annual interest rate paid by the depository remained below 0.00%, the Trust incurred interest expense. Due primarily to an increase in the weighted-average euro in the Trust and an increase in the Closing Spot Rate, interest expense increased from $234,179 for the three months ended April 30, 2017 to $358,409 for the three months ended April 30, 2018, and increased from $440,974 for the six months ended April 30, 2017 to $678,111 for the six months ended April 30, 2018. The only expenses of the Trust during the three months and six months ended April 30, 2018 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2018 was $711,272 due to the Sponsor’s fee of $352,863 and interest expense of $358,409 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2018 was $1,335,478 due to the Sponsor’s fee of $657,367 and interest expense of $678,111 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended April 30, 2017, the three months ended April 30, 2018, the six months ended April 30, 2017 and the six months ended April 30, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item  1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP’s Independence Could Have Potentially Adverse Consequences for the Trust.

PricewaterhouseCoopers LLP informed the Trust that it has identified an issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the Loan Rule). The Loan Rule prohibits accounting firms, such as PricewaterhouseCoopers LLP, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. The Trust is required under various securities laws to have its financial statements audited by an independent accounting firm.

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Trust will need to take other action in order for the Trust’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Trust to issue new shares or have other material adverse effects on the Trust. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2018, 21 Baskets (1,050,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2018 – 02/28/2018	200,000	$118.95
03/01/2018 – 03/31/2018	400,000	$118.62
04/01/2018 – 04/30/2018	450,000	$118.81

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-125581) filed by the Trust on October 25, 2005.

3.2	Certificate of Amendment to the Certificate of Formation of the Sponsor dated April 6, 2018, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

3.3	Third Amended and Restated Limited Liability Company Agreement of the Sponsor, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

4.1	Depositary Trust Agreement dated as of December 2, 2005 among the Sponsor, The Bank of New York Mellon, all registered owners and beneficial owners of Euro Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Global Amendment to Certain Depositary Trust Agreements dated as of April 8, 2013 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2013.

4.5	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and the Sponsor (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File number 333-186440) filed by the Trust on February 4, 2013.

4.6	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and the Sponsor, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and the Sponsor, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.8	Form of Participant Agreement among The Bank of New York Mellon, the Sponsor, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by the Trust on January 14, 2016.

4.9	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.10	Global Amendment to Participant Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.11	Global Amendment to Depositary Trust Agreements dated as of June 4, 2018 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on June 4, 2018.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	License Agreement dated as of April 6, 2018 between The Bank of New York Mellon and the Sponsor, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES® EURO TRUST
	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Euro Trust

Date: June 11, 2018		By:	/s/ DANIEL DRAPER
Daniel Draper
Chief Executive Officer (principal executive officer)