Form 10-Q
period 2019-03-31
Invesco CurrencyShares Euro Trust
filed 2019-05-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	FXE	NYSE Arca

   Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2019: 2,050,000 Shares.

INVESCO CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Euro deposits, interest bearing	$219,702,899	$338,875,956
Euro deposits, non-interest bearing	—	—
Total Current Assets	$219,702,899	$338,875,956
Liabilities, Redeemable Capital Shares and Shareholders' Equity
Current Liabilities:
Redemptions payable	$—	$21,853,115
Accrued Sponsor's fee	77,623	98,034
Accrued interest expense on currency deposits	78,241	95,970
Total Current Liabilities	155,864	22,047,119
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 146,500,000 authorized – 2,050,000 and 2,900,000 issued and outstanding, respectively	219,547,035	316,828,837
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$219,702,899	$338,875,956

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor's fee	(241,685)	(320,747)
Interest Expense on currency deposits	(248,575)	(332,547)
Total Expenses	(490,260)	(653,294)
Net Comprehensive Income (Loss)	$(490,260)	$(653,294)
Basic and Diluted Earnings per Share	$(0.22)	$(0.24)
Weighted-average Shares Outstanding	2,243,333	2,742,222

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	$316,828,837
Purchases of Shares	—	—	43,281,045
Redemption of Shares	—	—	(136,069,105)
Net Increase (Decrease) due to Share Transactions	$—	$—	$(92,788,060)
Distributions	—	—	—
Net Comprehensive Income (Loss)	(490,260)	(490,260)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	490,260	490,260	(490,260)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	(4,003,482)
Balance at March 31, 2019	$—	$—	$219,547,035

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	$271,881,278
Purchases of Shares	—	—	283,986,452
Redemption of Shares	—	—	(218,903,758)
Net Increase (Decrease) due to Share Transactions	$—	$—	$65,082,694
Distributions	—	—	—
Net Comprehensive Income (Loss)	(653,294)	(653,294)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	653,294	653,294	(653,294)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	6,627,289
Balance at March 31, 2018	$—	$—	$342,937,967

See Notes to Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(490,260)	$(653,294)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used for) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	—
Accrued Sponsor’s fee	(20,411)	17,888
Accrued interest expense	(17,729)	16,100
Net cash provided by (used for) operating activities	(528,400)	(619,306)
Cash flows from financing activities
Distributions paid to shareholders	—	—
Proceeds from purchases of redeemable Shares	43,281,045	266,260,846
Redemptions of redeemable Shares	(157,922,220)	(224,824,229)
Net cash provided by (used for) financing activities	(114,641,175)	41,436,617

Effect of exchange rate on cash	(4,003,482)	6,748,956
Net change in cash	(119,173,057)	47,566,267
Cash at beginning of period	338,875,956	277,869,759
Cash at end of period	$219,702,899	$325,436,026

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2019 was an annual nominal rate of -0.40%. For the three months ended March 31, 2019, there were euro principal deposits of 38,188,984, euro principal redemptions of 119,384,801 and euro withdrawals (to pay expenses) of 462,732, resulting in an ending euro principal balance of 195,665,424. This equates to 219,702,899 USD. For the two months ended December 31, 2018, there were euro principal deposits of 90,835,045, euro principal redemptions of 33,462,989 and euro withdrawals (to pay expenses) of 297,496, resulting in an ending euro principal balance of 277,323,973. This equates to 317,022,841 USD (which includes USD redemptions payable).

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date.  Shares redeemed are reflected as a liability on the trade date.  Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date.  Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings.

Activity in redeemable capital Shares is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,900,000	$316,828,837	2,350,000	$271,881,278
Shares Issued	400,000	43,281,045	2,400,000	283,986,452
Shares Redeemed	(1,250,000)	(136,069,105)	(1,850,000)	(218,903,758)
Adjustment of Redeemable Capital Shares to Redemption Value	—	(4,493,742)	—	5,973,995
Ending Balance	2,050,000	$219,547,035	2,900,000	$342,937,967

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee.  These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

Movements in the Price of the Euro

The investment objective of the Trust is for the Shares to reflect the price in USD of the euro plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. Each outstanding Share represents a proportional interest in the euro held by the Trust. The following chart provides recent trends on the price of the euro. The chart illustrates movements in the price of the euro in USD and is based on the Closing Spot Rate:

NAV per Share; Valuation of the Euro

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 euro:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2019 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since March 31, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2019.

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

Results of Operations

As of December 31, 2018, the number of euro owned by the Trust was 277,323,973, resulting in a redeemable capital Share value of $316,828,837. During the three months ended March 31, 2019, an additional 400,000 Shares were created in exchange for 38,188,984 euro and 1,250,000 Shares were redeemed in exchange for 119,384,801 euro. In addition, 462,732 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of March 31, 2019, the number of euro owned by the Trust was 195,665,424, resulting in a redeemable capital Share value of $219,547,035.

A decrease in the Trust’s redeemable capital Share value from $316,828,837 at December 31, 2018 to $219,547,035 at March 31, 2019, was primarily the result of a decrease in the number of Shares outstanding from 2,900,000 at December 31, 2018 to 2,050,000 at March 31, 2019 coupled with a decrease in the Closing Spot Rate from 1.1432 at December 31, 2018 to 1.1229 at March 31, 2019.

No interest income was earned during the three months ended March 31, 2018 and the three months ended March 31, 2019, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $320,747 for the three months ended March 31, 2018 to $241,685 for the three months ended March 31, 2019. Because the annual interest rate paid by the depository remained below 0.00%, the Trust incurred interest expense. Due primarily to a decrease in the weighted-average euro in the Trust, interest expense decreased from $332,547 for the three months ended March 31, 2018 to $248,575 for the three months ended March 31, 2019. The only expenses of the Trust during the three months ended March 31, 2019 were the Sponsor’s fee and interest expense.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $(490,260) due to the Sponsor’s fee of $241,685 and interest expense of $248,575 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2018 was $(653,294) due to the Sponsor’s fee of $320,747 and interest expense of $332,547 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended March 31, 2018 and the three months ended March 31, 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the euro/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP's Independence Could Have Potentially Adverse Consequences for the Trust.

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

On June 23, 2016, the citizens of the United Kingdom, a European Union member that had not adopted the euro as its currency, voted to leave the European Union. In March 2017, the British government invoked Article 50 of the Treaty on European Union, which formally triggered a negotiation process with the European Union. In March 2018, the parties agreed to a transition period of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely, assuming approval of a withdrawal agreement. Withdrawal from the European Union has been and remains extraordinarily controversial in the United Kingdom notwithstanding the 2016 vote. The British government and the European Union have negotiated a withdrawal agreement, but the British Parliament has failed to approve that agreement on numerous occasions. The European Court of Justice has ruled that, subject to certain conditions, a member state may revoke notification of its intention to withdraw from the European Union. The European Union has granted the United Kingdom several extensions of the original March 29, 2019 deadline for the United Kingdom’s exit from the European Union. On April 11, 2019, the European Council granted the United Kingdom an extension until October 31, 2019, subject to the United Kingdom holding the elections to the European Parliament on May 23, 2019. If the United Kingdom does not hold the elections to the European Parliament on May 23, 2019, the United Kingdom will leave the European Union on June 1, 2019, with or without an agreement.  Failure to (i) agree on a way forward by October 31, 2019, or (ii) hold the elections to the European Parliament on May 23, 2019 and not agree on a way forward by June 1, 2019, would mean that the United Kingdom would leave the European Union on October 31, 2019 or June 1, 2019, as applicable, with no agreement (a so-called “hard Brexit”), unless the United Kingdom requests, and is granted, an additional extension of Article 50 from the European Union. An extension of Article 50 would need to be unanimously approved by the 27 European Union member states. The consequences for the economies of the European Union members of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit, as is the future direction of the value of the euro and the Shares. These uncertainties could increase volatility in the market prices of the euro and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2019, 25 Baskets (1,250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
01/01/2019 – 01/31/2019	800,000	$109.24
02/01/2019 – 02/28/2019	300,000	108.32
03/01/2019 – 03/31/2019	150,000	107.86
Total	1,250,000	$108.86

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

INVESCO CURRENCYSHARES®
EURO TRUST
	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Euro Trust

Date: May 8, 2019		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools