Form 10-Q
period 2019-06-30
Invesco CurrencyShares Euro Trust
filed 2019-08-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

                                   Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2019: 2,050,000 Shares.

INVESCO CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

                                                June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Euro deposits, interest bearing	$227,804,266	$338,875,956
Total Assets	$227,804,266	$338,875,956
Liabilities
Redemptions payable	$5,420,279	$21,853,115
Accrued Sponsor's fee	83,126	98,034
Accrued interest expense on currency deposits	84,495	95,970
Total Liabilities	5,587,900	22,047,119
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 146,500,000 authorized – 2,050,000 and 2,900,000 issued and outstanding, respectively	222,216,366	316,828,837
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$227,804,266	$338,875,956

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor's fee	(232,953)	(344,165)	(474,638)	(664,912)
Interest Expense on currency deposits	(236,455)	(351,807)	(485,030)	(684,354)
Total Expenses	(469,408)	(695,972)	(959,668)	(1,349,266)
Net Comprehensive Income (Loss)	$(469,408)	$(695,972)	$(959,668)	$(1,349,266)
Basic and Diluted Earnings per Share	$(0.22)	$(0.23)	$(0.43)	$(0.47)
Weighted-average Shares Outstanding	2,171,978	3,021,429	2,207,459	2,882,597

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2019	$—	$—	2,050,000	$219,547,035
Purchases of Shares	—	—	650,000	69,557,423
Redemption of Shares	—	—	(650,000)	(69,735,135)
Net Increase (Decrease) due to Share Transactions	$—	$—	—	$(177,712)
Net Comprehensive Income (Loss)	(469,408)	(469,408)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	469,408	469,408		(469,408)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,316,451
Balance at June 30, 2019	$—	$—	2,050,000	$222,216,366

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2018	$—	—	2,900,000	$342,937,967
Purchases of Shares	—	—	1,200,000	135,238,590
Redemption of Shares	—	—	(1,700,000)	(194,267,891)
Net Increase (Decrease) due to Share Transactions	$—	$—	(500,000)	$(59,029,301)
Net Comprehensive Income (Loss)	(695,972)	(695,972)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	695,972	695,972		(695,972)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(14,321,769)
Balance at June 30, 2018	$—	$—	2,400,000	$268,890,925

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	2,900,000	$316,828,837
Purchases of Shares	—	—	1,050,000	112,838,468
Redemption of Shares	—	—	(1,900,000)	(205,804,240)
Net Increase (Decrease) due to Share Transactions	$—	$—	(850,000)	$(92,965,772)
Net Comprehensive Income (Loss)	(959,668)	(959,668)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	959,668	959,668		(959,668)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(687,031)
Balance at June 30, 2019	$—	$—	2,050,000	$222,216,366

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	2,350,000	$271,881,278
Purchases of Shares	—	—	3,600,000	419,225,042
Redemption of Shares	—	—	(3,550,000)	(413,171,649)
Net Increase (Decrease) due to Share Transactions	$—	$—	50,000	$6,053,393
Net Comprehensive Income (Loss)	(1,349,266)	(1,349,266)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,349,266	1,349,266		(1,349,266)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(7,694,480)
Balance at June 30, 2018	$—	$—	2,400,000	$268,890,925

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(959,668)	$(1,349,266)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used for) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(14,908)	(5,234)
Accrued interest expense	(11,475)	(7,394)
Net cash provided by (used for) operating activities	(986,051)	(1,361,894)
Cash flows from financing activities
Proceeds from purchases of redeemable Shares	112,838,468	419,225,042
Redemptions of redeemable Shares	(222,237,076)	(413,195,243)
Net cash provided by (used for) financing activities	(109,398,608)	6,029,799
Effect of exchange rate on cash	(687,031)	(7,853,837)
Net change in cash	(111,071,690)	(3,185,932)
Cash at beginning of period	338,875,956	277,869,759
Cash at end of period	$227,804,266	$274,683,827

Supplemental disclosure of cash flow information
Cash paid for interest	$496,505	$691,748

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

June 30, 2019

Note 1 – Background

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

Note 2 – Organization

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

Note 3 – Summary of Significant Accounting Policies

A.	Basis of Presentation

The financial statements of the Trust have been prepared using U.S. GAAP.

B.	Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates by a significant amount. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C.	Foreign Currency Translation

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

D.          Interest Income

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

E.          Distributions

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Euro effective on the first business day of the subsequent month. The Trustee (as defined below) will direct that the excess Euro be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

F.	Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee's monthly fee, NYSE Arca listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Comprehensive Income of the Trust.

G.	Non-Recurring Fees and Expenses

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.  For the three and six months ended June 30, 2019 and 2018, the Trust did not incur such expenses.

H.	Federal Income Taxes

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2019 was an annual nominal rate of -0.40%. For the six months ended June 30, 2019, there were euro principal deposits of 100,119,719, euro principal redemptions of 181,292,521 and euro withdrawals (to pay expenses) of 872,011, resulting in an ending euro principal balance of 195,279,160. This equates to 222,383,987 USD (which includes USD redemptions payable). For the two months ended December 31, 2018, there were euro principal deposits of 90,835,045, euro principal redemptions of 33,462,989 and euro withdrawals (to pay expenses) of 297,496, resulting in an ending euro principal balance of 277,323,973. This equates to 317,022,841 USD (which includes USD redemptions payable).

Net interest, if any, associated with creation and redemption activity is held in a euro-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

Note 5 – Concentration Risk

All of the Trust’s assets are Euro, which creates a concentration risk associated with fluctuations in the price of the Euro. Accordingly, a decline in the Euro to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Euro include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Euro by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Euro as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s Euro are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

Note 6 – Service Providers and Related Party Agreements

The Trustee

The Bank of New York Mellon (the “Trustee”), a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers. The Sponsor is Invesco Specialized Products, LLC, a Delaware limited liability company and a related party of the Trust.  The Trust pays the Sponsor a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the Euro in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

Note 7 – Share Purchases and Redemptions

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings.

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

Note 8 –	Commitments and Contingencies

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

Overview/Introduction

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2019 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since June 30, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2019.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the Form 10-K transition report of the Trust for the period ended December 31, 2018.

Results of Operations

As of December 31, 2018, the number of euro owned by the Trust was 277,323,973, resulting in a redeemable capital Share value of $316,828,837. During the six months ended June 30, 2019, an additional 1,050,000 Shares were created in exchange for 100,119,719 euro and 1,900,000 Shares were redeemed in exchange for 181,292,521 euro. In addition, 872,011 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of June 30, 2019, the number of euro owned by the Trust was 195,279,160, resulting in a redeemable capital Share value of $222,216,366.

A decrease in the Trust’s redeemable capital Share value from $316,828,837 at December 31, 2018 to $222,216,366 at June 30, 2019, was primarily the result of a decrease in the number of Shares outstanding from 2,900,000 at December 31, 2018 to 2,050,000 at June 30, 2019 coupled with a decrease in the Closing Spot Rate from 1.1432 at December 31, 2018 to 1.1388 at June 30, 2019.

No interest income was earned during the three months ended June 30, 2018 and the three months ended June 30, 2019, and no interest income was earned during the six months ended June 30, 2018 and the six months ended June 30, 2019, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $344,165 for the three months ended June 30, 2018 to $232,953 for the three months ended June 30, 2019, and the Sponsor’s fee decreased from $664,912 for the six months ended June 30, 2018 to $474,638 for the six months ended June 30, 2019. Because the annual interest rate paid by the depository remained below 0.00%, the Trust incurred interest expense. Due primarily to a decrease in the weighted-average euro in the Trust, interest expense decreased from $351,807 for the three months ended June 30, 2018 to $236,455 for the three months ended June 30, 2019, and interest expense decreased from $684,354 for the six months ended June 30, 2018 to $485,030 for the six months ended June 30, 2019. The only expenses of the Trust during the six months ended June 30, 2019 were the Sponsor’s fee and interest expense.

The Trust’s net comprehensive income (loss) for the three months ended June 30, 2019 was $(469,408) due to the Sponsor’s fee of $232,953 and interest expense of $236,455 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the six months ended June 30, 2019 was $(959,668) due to the Sponsor’s fee of $474,638 and interest expense of $485,030 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the six months ended June 30, 2018 and the six months ended June 30, 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On June 18, 2019, the SEC adopted amendments to the Loan Rule (the “Amendments”) addressing many of the issues that led to the issuance of the no-action letter. The Amendments will become effective and supersede the no-action letter on October 3, 2019. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no-action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Trust will need to take other action in order for the Trust’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Trust to issue new shares or have other material adverse effects on the Trust. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of the Amendments.

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

On June 23, 2016, the citizens of the United Kingdom, a European Union member that had not adopted the euro as its currency, voted to leave the European Union. In March 2017, the British government invoked Article 50 of the Treaty on European Union, which formally triggered a negotiation process with the European Union. In March 2018, the parties agreed to a transition period of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely, assuming approval of a withdrawal agreement. Withdrawal from the European Union has been and remains extraordinarily controversial in the United Kingdom notwithstanding the 2016 vote. The British government and the European Union have negotiated a withdrawal agreement, but the British Parliament has failed to approve that agreement on numerous occasions. The European Court of Justice has ruled that, subject to certain conditions, a member state may revoke notification of its intention to withdraw from the European Union. The European Union has granted the United Kingdom several extensions of the original March 29, 2019 deadline for the United Kingdom’s exit from the European Union and most recently granted an extension until October 31, 2019.

On July 24, 2019, Boris Johnson became the new Prime Minister of the United Kingdom. Mr. Johnson has indicated that he plans to renegotiate the withdrawal agreement. In any case, the United Kingdom will leave the European Union on October 31, 2019, with or without a withdrawal agreement. If Mr. Johnson fails to renegotiate the withdrawal agreement and obtain the approval of the British Parliament and European Union, then the United Kingdom would leave the European Union on October 31, 2019 with no agreement (a so-called “hard Brexit”), unless the United Kingdom requests, and is granted, an additional extension of Article 50 from the European Union. An extension of Article 50 would need to be unanimously approved by the 27 European Union member states. The consequences for the economies of the European Union members of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit, as is the future direction of the value of the euro and the Shares. These uncertainties could increase volatility in the market prices of the euro and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       (a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

       (b) Not applicable.

       (c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share
April 1, 2019 to April 30, 2019	50,000	$95.34
May 1, 2019 to May 31, 2019	150,000	95.31
June 1, 2019 to June 30, 2019	450,000	95.21
Total	650,000	$95.24

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

INVESCO CURRENCYSHARES®
EURO TRUST
	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Euro Trust

Date: August 7, 2019		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools