Form 10-Q
period 2019-09-30
Invesco CurrencyShares Euro Trust
filed 2019-11-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

                                   Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2019: 2,450,000 Shares.

INVESCO CURRENCYSHARES® EURO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

                                          September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Euro deposits, interest bearing	$248,704,592	$338,875,956
Subscriptions receivable	5,178,168	—
Total Assets	$253,882,760	$338,875,956
Liabilities
Redemptions payable	$—	$21,853,115
Accrued Sponsor's fee	78,450	98,034
Accrued interest expense on currency deposits	79,569	95,970
Total Liabilities	158,019	22,047,119
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 146,500,000 authorized – 2,450,000 and 2,900,000 issued and outstanding, respectively	253,724,741	316,828,837
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$253,882,760	$338,875,956

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor's fee	(236,042)	(247,428)	(710,680)	(912,340)
Interest Expense on currency deposits	(239,411)	(253,063)	(724,441)	(937,417)
Total Expenses	(475,453)	(500,491)	(1,435,121)	(1,849,757)
Net Comprehensive Income (Loss)	$(475,453)	$(500,491)	$(1,435,121)	$(1,849,757)
Basic and Diluted Earnings per Share	$(0.21)	$(0.23)	$(0.65)	$(0.70)
Weighted-average Shares Outstanding	2,224,457	2,202,717	2,213,187	2,653,480

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2019	$—	$—	2,050,000	$222,216,366
Purchases of Shares	—	—	800,000	84,609,381
Redemption of Shares	—	—	(400,000)	(42,457,504)
Net Increase (Decrease) due to Share Transactions	$—	$—	400,000	$42,151,877
Net Comprehensive Income (Loss)	(475,453)	(475,453)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	475,453	475,453		(475,453)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(10,168,049)
Balance at September 30, 2019	$—	$—	2,450,000	$253,724,741

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2018	$—	—	2,400,000	$268,890,925
Purchases of Shares	—	—	350,000	34,591,809
Redemption of Shares	—	—	(700,000)	(74,747,290)
Net Increase (Decrease) due to Share Transactions	$—	$—	(350,000)	$(40,155,481)
Net Comprehensive Income (Loss)	(500,491)	(500,491)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	500,491	500,491		(500,491)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(213,206)
Balance at September 30, 2018	$—	$—	2,050,000	$228,021,747

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	2,900,000	$316,828,837
Purchases of Shares	—	—	1,850,000	197,447,849
Redemption of Shares	—	—	(2,300,000)	(248,252,458)
Net Increase (Decrease) due to Share Transactions	$—	$—	(450,000)	$(50,804,609)
Net Comprehensive Income (Loss)	(1,435,121)	(1,435,121)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,435,121	1,435,121		(1,435,121)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(10,864,366)
Balance at September 30, 2019	$—	$—	2,450,000	$253,724,741

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	2,350,000	$271,881,278
Purchases of Shares	—	—	3,950,000	453,816,851
Redemption of Shares	—	—	(4,250,000)	(487,918,939)
Net Increase (Decrease) due to Share Transactions	$—	$—	(300,000)	$(34,102,088)
Net Comprehensive Income (Loss)	(1,849,757)	(1,849,757)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,849,757	1,849,757		(1,849,757)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(7,907,686)
Balance at September 30, 2018	$—	$—	2,050,000	$228,021,747

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,435,121)	$(1,849,757)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(19,584)	(27,437)
Accrued interest expense	(16,401)	(30,170)
Net cash provided by (used in) operating activities	(1,471,106)	(1,907,364)
Cash flows from financing activities
Proceeds from purchases of redeemable Shares	192,248,072	453,816,851
Redemptions of redeemable Shares	(270,071,178)	(493,672,718)
Net cash provided by (used in) financing activities	(77,823,106)	(39,855,867)
Effect of exchange rate on cash	(10,877,152)	(7,939,002)
Net change in cash	(90,171,364)	(49,702,233)
Cash at beginning of period	338,875,956	277,869,759
Cash at end of period	$248,704,592	$228,167,526

Supplemental disclosure of cash flow information
Cash paid for interest	$740,842	$967,587

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

September 30, 2019

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the nine months ended September 30, 2019 were the Sponsor’s fee and interest expense.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2019 was an annual nominal rate of -0.40%. For the nine months ended September 30, 2019, there were euro principal deposits of 176,189,533, euro principal redemptions of 219,334,306 and euro withdrawals (to pay expenses) of 1,301,938, resulting in an ending euro principal balance of 232,877,262. This equates to 253,882,760 USD (which includes USD subscriptions receivable). For the two months ended December 31, 2018, there were euro principal deposits of 90,835,045, euro principal redemptions of 33,462,989 and euro withdrawals (to pay expenses) of 297,496, resulting in an ending euro principal balance of 277,323,973. This equates to 317,022,841 USD (which includes USD redemptions payable).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2019 was an annual nominal rate of -0.40%. The following chart provides the daily rate paid by the Depository since September 30, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2019.

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

Results of Operations

As of December 31, 2018, the number of euro owned by the Trust was 277,323,973, resulting in a redeemable capital Share value of $316,828,837. During the nine months ended September 30, 2019, an additional 1,850,000 Shares were created in exchange for 176,189,533 euro and 2,300,000 Shares were redeemed in exchange for 219,334,306 euro. In addition, 1,301,938 euro were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of September 30, 2019, the number of euro owned by the Trust was 232,877,262, resulting in a redeemable capital Share value of $253,724,741.

A decrease in the Trust’s redeemable capital Share value from $316,828,837 at December 31, 2018 to $253,724,741 at September 30, 2019, was primarily the result of a decrease in the number of Shares outstanding from 2,900,000 at December 31, 2018 to 2,450,000 at September 30, 2019 coupled with a decrease in the Closing Spot Rate from 1.1432 at December 31, 2018 to 1.0902 at September 30, 2019.

No interest income was earned during the three months ended September 30, 2018 and the three months ended September 30, 2019, and no interest income was earned during the nine months ended September 30, 2018 and the nine months ended September 30, 2019, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to a decrease in the weighted-average euro in the Trust, the Sponsor’s fee decreased from $247,428 for the three months ended September 30, 2018 to $236,042 for the three months ended September 30, 2019, and the Sponsor’s fee decreased from $912,340 for the nine months ended September 30, 2018 to $710,680 for the nine months ended September 30, 2019. Because the annual interest rate paid by the depository remained below 0.00%, the Trust incurred interest expense. Due primarily to a decrease in the weighted-average euro in the Trust, interest expense decreased from $253,063 for the three months ended September 30, 2018 to $239,411 for the three months ended September 30, 2019, and interest expense decreased from $937,417 for the nine months ended September 30, 2018 to $724,441 for the nine months ended September 30, 2019. The only expenses of the Trust during the nine months ended September 30, 2019 were the Sponsor’s fee and interest expense.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2019 was $(475,453) due to the Sponsor’s fee of $236,042 and interest expense of $239,411 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2019 was $(1,435,121) due to the Sponsor’s fee of $710,680 and interest expense of $724,441 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the nine months ended September 30, 2018 and the nine months ended September 30, 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

On June 23, 2016, the citizens of the United Kingdom, a European Union member that had not adopted the euro as its currency, voted to leave the European Union. In March 2017, the British government invoked Article 50 of the Treaty on European Union, which formally triggered a negotiation process with the European Union. In March 2018, the parties agreed to a transition period of 21 months — from March 29, 2019 until the end of 2020 — before the United Kingdom leaves the European Union completely, assuming approval of a withdrawal agreement. Withdrawal from the European Union is controversial in the United Kingdom notwithstanding the 2016 vote. In December 2018, the European Court of Justice ruled that, subject to certain conditions, a member state could revoke notification of its intention to withdraw from the European Union. The British government and the European Union negotiated a withdrawal agreement, but the British Parliament did not approve that agreement. On October 17, 2019, the British government and the European Union announced that a new withdrawal agreement had been negotiated, but the Parliament must approve the new withdrawal agreement before it will become effective. As a result, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of the new withdrawal agreement would mean that the United Kingdom would leave the European Union on January 31, 2020 with no agreement (a so-called “hard Brexit”), unless the United Kingdom requests, and is granted, another extension of Article 50 from the European Union. Any such extension of Article 50 would need to be unanimously approved by the 27 European Union member states. The consequences for the economies of the European Union members of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit, as is the future direction of the value of the euro and the Shares. These uncertainties could increase volatility in the market prices of the euro and the Shares. Increased volatility could, in itself, decrease the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       (a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

       (b) Not applicable.

       (c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share
July 1, 2019 to July 31, 2019	50,000	$106.16
August 1, 2019 to August 31, 2019	350,000	106.14
September 1, 2019 to September 30, 2019	—	—
Total	400,000	$106.14

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES®
EURO TRUST
	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Euro Trust

Date: November 8, 2019		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools