Form 10-Q
period 2020-03-31
Invesco CurrencyShares Euro Trust
filed 2020-05-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

                                   Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2020: 2,650,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended march 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Euro deposits, interest bearing	$254,414,794	$271,521,028
Subscriptions receivable	20,753,284	15,959,477
Total Assets	$275,168,078	$287,480,505
Liabilities
Accrued Sponsor's fee	$84,975	$95,532
Accrued interest expense on currency deposits	108,398	121,127
Total Liabilities	193,373	216,659
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 146,500,000 authorized – 2,650,000 and 2,700,000 issued and outstanding, respectively	274,974,705	287,263,846
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$275,168,078	$287,480,505

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor's fee	(269,446)	(241,685)
Interest Expense on currency deposits	(342,940)	(248,575)
Total Expenses	(612,386)	(490,260)
Net Comprehensive Income (Loss)	$(612,386)	$(490,260)
Basic and Diluted Earnings (Loss) per Share	$(0.24)	$(0.22)
Weighted-average Shares Outstanding	2,584,066	2,243,333

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2019	$—	$—	2,700,000	$287,263,846
Purchases of Shares	—	—	750,000	77,564,077
Redemption of Shares	—	—	(800,000)	(83,758,009)
Net Increase (Decrease) due to Share Transactions	$—	$—	(50,000)	$(6,193,932)
Net Comprehensive Income (Loss)	(612,386)	(612,386)
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	612,386	612,386		(612,386)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(5,482,823)
Balance at March 31, 2020	$—	$—	2,650,000	$274,974,705

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	2,900,000	$316,828,837
Purchases of Shares	—	—	400,000	43,281,045
Redemption of Shares	—	—	(1,250,000)	(136,069,105)
Net Increase (Decrease) due to Share Transactions	$—	$—	(850,000)	$(92,788,060)
Net Comprehensive Income (Loss)	(490,260)	(490,260)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	490,260	490,260		(490,260)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(4,003,482)
Balance at March 31, 2019	$—	$—	2,050,000	$219,547,035

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(612,386)	$(490,260)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(10,557)	(20,411)
Accrued interest expense	(12,729)	(17,729)
Net cash provided by (used in) operating activities	(635,672)	(528,400)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	72,662,459	43,281,045
Redemptions of redeemable capital Shares	(83,758,009)	(157,922,220)
Net cash provided by (used in) financing activities	(11,095,550)	(114,641,175)
Effect of exchange rate on cash	(5,375,012)	(4,003,482)
Net change in cash	(17,106,234)	(119,173,057)
Cash at beginning of period	271,521,028	338,875,956
Cash at end of period	$254,414,794	$219,702,899

Supplemental disclosure of cash flow information
Cash paid for interest	$355,669	$266,304

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

March 31, 2020

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

  This Quarterly Report (the “Report”) covers the three months ended March 31, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2020 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2020 was an annual nominal rate of -0.50%. For the three months ended March 31, 2020, there were euro principal deposits of 70,961,778, euro principal redemptions of 75,717,208 and euro withdrawals (to pay expenses) of 572,384, resulting in an ending euro principal balance of 250,779,656. This equates to 275,168,078 USD (which includes USD subscriptions receivable). For the year ended December 31, 2019, there were euro principal deposits of 261,604,378, euro principal redemptions of 281,022,381 and euro withdrawals (to pay expenses) of 1,798,500, resulting in an ending euro principal balance of 256,107,470. This equates to 287,480,505 USD (which includes USD subscriptions receivable).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2020 was an annual nominal rate of -0.50%. The following chart provides the daily rate paid by the Depository since March 31, 2015:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2020.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2019.

Results of Operations

During the three months ended March 31, 2020, an additional 750,000 Shares were created in exchange for 70,961,778 euro and 800,000 Shares were redeemed in exchange for 75,717,208 euro. In addition, 572,384 euro were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of March 31, 2020, the number of euro owned by the Trust was 250,779,656, resulting in a redeemable capital Share value of $274,974,705. During the year ended December 31, 2019, an additional 2,750,000 Shares were created in exchange 261,604,378 euro and 2,950,000 Shares were redeemed in exchange for 281,022,381 euro. In addition, 1,798,500 euro were withdrawn to pay the Sponsor's fee and the interest expense on currency deposits, due to the negative interest rate. As of December 31, 2019, the number of euro owned by the Trust was 256,107,470, resulting in a redeemable capital Share value of $287,263,846.

A decrease in the Trust’s redeemable capital Share value from $287,263,846 at December 31, 2019 to $274,974,705 at March 31, 2020, was primarily the result of a decrease in the number of Shares outstanding from 2,700,000 at December 31, 2019 to  2,650,000 at March 31, 2020 coupled with a decrease in the Closing Spot Rate from 1.1225 at December 31, 2019 to 1.0973 at March 31, 2020.

No interest income was earned during the three months ended March 31, 2019 and the three months ended March 31, 2020, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the FXE Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $241,685 for the three months ended March 31, 2019 to $269,446 for the three months ended March 31, 2020. Because the annual interest rate paid by the Depository remained below 0.00%, the Trust incurred interest expense on currency deposits. Due primarily to an increase in the weighted-average euro in the Trust, interest expense on currency deposits increased from $248,575 for the three months ended March 31, 2019 to $342,940 for the three months ended March 31, 2020. The only expenses of the Trust during the three months ended March 31, 2020 were the Sponsor’s fee and interest expense on currency deposits.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2020 was $(612,386) due to the Sponsor’s fee of $269,446 and interest expense on currency deposits of $342,940 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $(490,260) due to the Sponsor’s fee of $241,685 and interest expense on currency deposits of $248,575 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended March 31, 2020 and 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following represents a material change from the risk factors as previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2020 (the “2019 Form 10-K”), and should be read as if it immediately follows the first risk factor disclosed in Part I, Item 1A of the 2019 Form 10-K:

The 2019 novel coronavirus known as COVID-19 is harming the global, regional and national economies in unexpected, unpredictable ways that could materially and adversely affect the value of the Shares.

COVID-19 spread globally during the first quarter of 2020. This pandemic has had material adverse effects on the global economy, triggering widespread unemployment and negative revaluation of risk assets. The economic turmoil and market break has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in the Trust’s Form 10-K and materially and adversely affect the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       (a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

       (b) Not applicable.

       (c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended March 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2020 to January 31, 2020	150,000	$105.96
February 1, 2020 to February 29, 2020	100,000	103.98
March 1, 2020 to March 31, 2020	550,000	104.48
Total	800,000	$104.70

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust By:Invesco Specialized Products, LLCits Sponsor

Dated: May 7, 2020	By:	/s/ Daniel Draper
	Name:	Daniel Draper
	Title:	Principal Executive Officer

Dated: May 7, 2020	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools