Form 10-Q
period 2021-06-30
Invesco CurrencyShares Euro Trust
filed 2021-08-06
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

                                   Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2021: 2,650,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Euro deposits, interest bearing	$293,977,273	$327,764,221
Total Assets	$293,977,273	$327,764,221
Liabilities
Accrued Sponsor's fee	$94,182	$109,059
Accrued interest expense on currency deposits	155,342	138,652
Total Liabilities	249,524	247,711
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 156,500,000 authorized – 2,650,000 and 2,850,000 issued and outstanding, respectively	293,727,749	327,516,510
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$293,977,273	$327,764,221

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor's fee	(287,530)	(233,262)	(616,733)	(502,708)
Interest Expense on currency deposits	(474,079)	(296,567)	(892,426)	(639,507)
Total Expenses	(761,609)	(529,829)	(1,509,159)	(1,142,215)
Net Comprehensive Income (Loss)	$(761,609)	$(529,829)	$(1,509,159)	$(1,142,215)
Basic and Diluted Earnings (Loss) per Share	$(0.30)	$(0.24)	$(0.55)	$(0.47)
Weighted-average Shares Outstanding	2,551,099	2,232,967	2,759,392	2,408,516

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2021	$—	$—	2,800,000	$308,394,596
Purchases of Shares	—	—	350,000	39,670,752
Redemption of Shares	—	—	(500,000)	(56,242,584)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(16,571,832)
Net Comprehensive Income (Loss)	(761,609)	(761,609)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	761,609	761,609		(761,609)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,666,594
Balance at June 30, 2021	$—	$—	2,650,000	$293,727,749

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

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	2,850,000	$327,516,510
Purchases of Shares	—	—	1,000,000	113,462,451
Redemption of Shares	—	—	(1,200,000)	(135,478,655)
Net Increase (Decrease) due to Share Transactions	$—	$—	(200,000)	$(22,016,204)
Net Comprehensive Income (Loss)	(1,509,159)	(1,509,159)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,509,159	1,509,159		(1,509,159)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(10,263,398)
Balance at June 30, 2021	$—	$—	2,650,000	$293,727,749

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

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,509,159)	$(1,142,215)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(14,877)	(25,376)
Accrued interest expense	16,690	(31,931)
Net cash provided by (used in) operating activities	(1,507,346)	(1,199,522)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	113,462,451	124,290,283
Redemptions of redeemable capital Shares	(135,478,655)	(198,102,363)
Net cash provided by (used in) financing activities	(22,016,204)	(73,812,080)
Effect of exchange rate on cash	(10,263,398)	(301,740)
Net change in cash	(33,786,948)	(75,313,342)
Cash at beginning of period	327,764,221	271,521,028
Cash at end of period	$293,977,273	$196,207,686

Supplemental disclosure of cash flow information
Cash paid for interest	$875,736	$671,438

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

June 30, 2021

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

  This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2021 and 2020 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2021 was an annual nominal rate of -0.65%. For the six months ended June 30, 2021, there were euro principal deposits of 93,761,912, euro principal redemptions of 112,503,301 and euro withdrawals (to pay expenses) of 1,244,359, resulting in an ending euro principal balance of 247,893,983. This equates to 293,977,273 USD. For the year ended December 31, 2020, there were euro principal deposits of 428,947,584, euro principal redemptions of 414,936,856 and euro withdrawals (to pay expenses) of 2,238,467, resulting in an ending euro principal balance of 267,879,731. This equates to 327,764,221 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2021 was an annual nominal rate of -0.65%. The following chart provides the daily rate paid by the Depository since June 30, 2016:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2021.

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

Results of Operations

During the six months ended June 30, 2021, an additional 1,000,000 Shares were created in exchange for 93,761,912 euro and 1,200,000 Shares were redeemed in exchange for 112,503,301 euro. In addition, 1,244,359 euro were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of June 30, 2021, the number of euro owned by the Trust was 247,893,983, resulting in a redeemable capital Share value of $293,727,749. During the year ended December 31, 2020, an additional 4,550,000 Shares were created in exchange for 428,947,584 euro and 4,400,000 Shares were redeemed in exchange for 414,936,856 euro. In addition, 2,238,467 euro were withdrawn to pay the Sponsor's fee and the interest expense on currency deposits, due to the negative interest rate. As of December 31, 2020, the number of euro owned by the Trust was 267,879,731, resulting in a redeemable capital Share value of $327,516,510.

A decrease in the Trust’s redeemable capital Share value from $327,516,510 at December 31, 2020 to $293,727,749 at June 30, 2021, was primarily the result of a decrease in the number of Shares outstanding from 2,850,000 at December 31, 2020 to 2,650,000 at June 30, 2021 coupled with a decrease in the Closing Spot Rate from 1.2235 at December 31, 2020 to 1.1859 at June 30, 2021.

No interest income was earned during the three and six months ended June 30, 2021 and 2020, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the FXE Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the euro in the Trust. Due primarily to an increase in the weighted-average euro in the Trust, the Sponsor’s fee increased from $233,262 for the three months ended June 30, 2020 to $287,530 for the three months ended June 30, 2021, and increased from $502,708 for the six months ended June 30, 2020 to $616,733 for the six months ended June 30, 2021. Because the annual interest rate paid by the Depository remained below 0.00% at the end of June 30, 2021, the Trust incurred interest expense on currency deposits. Due primarily to an increase in the weighted-average euro in the Trust, interest expense on currency deposits increased from $296,567 for the three months ended June 30, 2020 to $474,079 for the three months ended June 30, 2021, and increased from $639,507 for the six months ended June 30, 2020 to $892,426 for the six months ended June 30, 2021. The only expenses of the Trust during the three and six months ended June 30, 2021 and 2020 were the Sponsor’s fee and interest expense on currency deposits.

The Trust’s net comprehensive income (loss) for the three months ended June 30, 2021 was $(761,609) due to the Sponsor’s fee of $287,530 and interest expense on currency deposits of $474,079 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended June 30, 2020 was $(529,829) due to the Sponsor’s fee of $233,262 and interest expense on currency deposits of $296,567 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the six months ended June 30, 2021 was $(1,509,159) due to the Sponsor’s fee of $616,733 and interest expense on currency deposits of $892,426 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the six months ended June 30, 2020 was $(1,142,215) due to the Sponsor’s fee of $502,708 and interest expense on currency deposits of $639,507 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three and six months ended June 30, 2021 and 2020 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

       None.

Item 1A. Risk Factors

       There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       (a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

       (b) Not applicable.

       (c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share
April 1, 2021 to April 30, 2021	500,000	$112.49
May 1, 2021 to May 31, 2021	—	—
June 1, 2021 to June 30, 2021	—	—
Total	500,000	$112.49

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust By:Invesco Specialized Products, LLCits Sponsor

Dated: August 5, 2021	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 5, 2021	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools