Form 10-Q
period 2022-09-30
Invesco CurrencyShares Euro Trust
filed 2022-11-04
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended September 30, 2022

or

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

                                   Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2022: 4,300,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Euro deposits, interest bearing	$393,501,115	$211,643,424
Total Assets	$393,501,115	$211,643,424
Liabilities
Redemptions payable	$4,520,976	$—
Accrued Sponsor's fee	112,149	75,346
Accrued interest expense on currency deposits	71,090	124,198
Total Liabilities	4,704,215	199,544
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 4,300,000 and 2,000,000 issued and outstanding, respectively	388,796,900	211,443,880
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$393,501,115	$211,643,424

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor's fee	(326,482)	(291,838)	(750,855)	(908,571)
Interest Expense on currency deposits	(308,655)	(481,090)	(1,008,181)	(1,373,516)
Total Expenses	(635,137)	(772,928)	(1,759,036)	(2,282,087)
Net Comprehensive Income (Loss)	$(635,137)	$(772,928)	$(1,759,036)	$(2,282,087)
Basic and Diluted Earnings (Loss) per Share	$(0.18)	$(0.29)	$(0.68)	$(0.84)
Weighted-average Shares Outstanding	3,555,978	2,632,065	2,601,832	2,716,484

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2022	$—	$—	2,250,000	$217,533,160
Purchases of Shares	—	—	2,900,000	269,622,294
Redemption of Shares	—	—	(850,000)	(78,754,630)
Net Increase (Decrease) due to Share Transactions	—	—	2,050,000	190,867,664
Net Comprehensive Income (Loss)	(635,137)	(635,137)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	635,137	635,137		(635,137)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(18,968,787)
Balance at September 30, 2022	$—	$—	4,300,000	$388,796,900

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2021	$—	$—	2,650,000	$293,727,749
Purchases of Shares	—	—	400,000	43,901,280
Redemption of Shares	—	—	(350,000)	(38,448,899)
Net Increase (Decrease) due to Share Transactions	—	—	50,000	5,452,381
Net Comprehensive Income (Loss)	(772,928)	(772,928)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	772,928	772,928		(772,928)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(6,718,550)
Balance at September 30, 2021	$—	$—	2,700,000	$291,688,652

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	2,000,000	$211,443,880
Purchases of Shares	—	—	5,450,000	525,443,080
Redemption of Shares	—	—	(3,150,000)	(310,397,616)
Net Increase (Decrease) due to Share Transactions	—	—	2,300,000	215,045,464
Net Comprehensive Income (Loss)	(1,759,036)	(1,759,036)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,759,036	1,759,036		(1,759,036)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(35,933,408)
Balance at September 30, 2022	$—	$—	4,300,000	$388,796,900

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	2,850,000	$327,516,510
Purchases of Shares	—	—	1,400,000	157,363,731
Redemption of Shares	—	—	(1,550,000)	(173,927,554)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(16,563,823)
Net Comprehensive Income (Loss)	(2,282,087)	(2,282,087)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	2,282,087	2,282,087		(2,282,087)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(16,981,948)
Balance at September 30, 2021	$—	$—	2,700,000	$291,688,652

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,759,036)	$(2,282,087)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	36,803	(14,657)
Accrued interest expense	(53,108)	17,052
Net cash provided by (used in) operating activities	(1,775,341)	(2,279,692)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	525,443,080	157,363,731
Redemptions of redeemable capital Shares	(305,890,504)	(173,927,554)
Net cash provided by (used in) financing activities	219,552,576	(16,563,823)
Effect of exchange rate on cash	(35,919,544)	(16,981,948)
Net change in cash	181,857,691	(35,825,463)
Cash at beginning of period	211,643,424	327,764,221
Cash at end of period	$393,501,115	$291,938,758

Supplemental disclosure of cash flow information
Cash paid for interest	$1,061,289	$1,356,464

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

September 30, 2022

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

  This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2022 and 2021 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2022 was an annual nominal rate of -0.25%. For the nine months ended September 30, 2022, there were euro principal deposits of 504,256,888, euro principal redemptions of 291,657,721 and euro withdrawals (to pay expenses) of 1,648,556, resulting in an ending euro principal balance of 397,059,256. This equates to 388,980,139 USD (which includes USD redemptions payable). For the year ended December 31, 2021, there were euro principal deposits of 154,383,268, euro principal redemptions of 233,628,410, and euro withdrawals (to pay expenses) of 2,525,944, resulting in an ending euro principal balance of 186,108,645. This equates to 211,643,424 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2022 was an annual nominal rate of -0.25%. The following chart provides the daily rate paid by the Depository since September 30, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws euro from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2022.

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

Results of Operations

During the three and nine months ended September 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of the COVID-19 pandemic and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021 cannot be known, it is believed that the COVID-19 pandemic and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Euro (EUR/USD) continued lower in the third quarter of 2022 as pressures from the rapidly strengthening greenback mounted amid heightened recession fears. The US dollar surged to above a 20-year high in September as expectation for aggressive Federal Reserve (Fed) policy boosted demand for the currency. The deepening energy crisis in Europe following indefinitely halted Russian natural gas pipeline flows, further raised probabilities for a recession in the region, putting further pressure on European currencies.

The Euro (EUR/USD) posted negative performance in the third quarter of 2021, largely due to a strengthening US dollar. The Fed’s hawkish turn as it signaled the start of pandemic era stimulus tapering boosted treasury yields and hence demand for the dollar. In addition, surging COVID-19 cases in Europe backtracked gains from earlier expectations for a speedy post-pandemic recovery in the region, pushing investors to the safe haven dollar and in turn weighing on European currencies.

The Euro (EUR/USD) posted negative performance year-to-date as heightened geopolitical tensions in Q1 and rising recession fears in Q2 and Q3 boosted investor demand for safe haven currencies like the US dollar, while simultaneously weighed on its European counterparts. Higher interest rates also boosted demand for the country’s currency (in this case boosting the USD). The deepening energy crisis in Europe, following its ban of Russian oil and refined products in Q2 and then the indefinite halt of Russian gas pipeline flows in Q3, raised probabilities for a recession in the region.

The Euro (EUR/USD) depreciated against the US dollar in the first three quarters of 2021. In Q1, the pair was pressured by the Eurozone’s struggle in battling yet another COVID-19 wave amid ongoing challenges in its vaccine rollout and a strengthening USD. In Q2, while the currency pair rallied initially on a weakening USD, the spike in the greenback on resurging COVID cases at the end of the quarter wiped out all earlier gains. The continued dollar rally in Q3 as the Fed turned more hawkish, signaling the start of stimulus tapering, and persistent COVID-19 concerns deepened the Euro’s negative year-to-date performance.

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, slightly offset by improvements this quarter, to the current interest rate of -0.25%, as set forth in the FXE Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

       (b) Not applicable.

       (c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	—	$—
August 1, 2022 to August 31, 2022	700,000	92.85
September 1, 2022 to September 30, 2022	150,000	91.72
Total	850,000	$92.65

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust By:Invesco Specialized Products, LLCits Sponsor

Dated: November 3, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 3, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools