Form 10-Q
period 2023-03-31
Invesco CurrencyShares Euro Trust
filed 2023-05-09
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2023: 2,650,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Euro deposits, interest bearing	$270,645,720	$285,555,944
Subscriptions receivable	5,011,958	—
Receivable from accrued interest	375,618	169,200
Total Assets	$276,033,296	$285,725,144
Liabilities
Euro deposits, non-interest bearing, overdrawn	$19,109	$7,419
Redemptions payable	10,023,916	—
Accrued Sponsor’s fee	97,041	111,264
Total Liabilities	10,140,066	118,683
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,650,000 and 2,900,000 issued and outstanding, respectively	265,893,230	285,606,461
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$276,033,296	$285,725,144

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Income
Interest Income	$910,525	$—
Total Income	910,525	—
Expenses
Sponsor's fee	(284,778)	(199,195)
Interest Expense on currency deposits	—	(328,346)
Total Expenses	(284,778)	(527,541)
Net Comprehensive Income (Loss)	$625,747	$(527,541)
Basic and Diluted Earnings (Loss) per Share	$0.22	$(0.27)
Weighted-average Shares Outstanding	2,905,556	1,933,889

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,900,000	$285,606,461
Purchases of Shares	—	—	350,000	34,456,081
Redemption of Shares	—	—	(600,000)	(59,704,493)
Net Increase (Decrease) due to Share Transactions	$—	$—	(250,000)	$(25,248,412)
Distributions	(396,467)	(396,467)		—
Net Comprehensive Income (Loss)	625,747	625,747		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(229,280)	(229,280)		229,279
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		5,305,902
Balance at March 31, 2023	$—	$—	2,650,000	$265,893,230

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

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$625,747	$(527,541)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(206,418)	—
Accrued Sponsor’s fee	(14,223)	(7,816)
Accrued interest expense	—	(12,883)
Net cash provided by (used in) operating activities	405,106	(548,240)
Cash flows from financing activities
Distributions paid to shareholders	(396,467)	—
Proceeds from purchases of redeemable capital Shares	29,416,443	89,158,392
Redemptions of redeemable capital Shares	(49,743,105)	(108,633,073)
Increase (decrease) in payable for Euro Dollar deposits overdrawn	11,690	—
Net cash provided by (used in) financing activities	(20,711,439)	(19,474,681)
Effect of exchange rate on cash	5,396,109	(5,739,486)
Net change in cash	(14,910,224)	(25,762,407)
Cash at beginning of period	285,555,944	211,643,424
Cash at end of period	$270,645,720	$185,881,017

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$341,229

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

March 31, 2023

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

Note 3 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using U.S. GAAP. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

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

	Three Months Ended March 31,
	March 31,
	2023	2022
Distributions per Share	$0.14	$—
Distributions paid	$396,467	$—

An income distribution for the month ended March 31, 2023 was paid on April 11, 2023 to holders of record as of April 4, 2023 at a rate of $0.09763 per Share and a total distribution of $258,720.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2023 was the Sponsor’s fee. The only expenses of the Trust during the three months ended March 31, 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2023 was an annual nominal rate of 1.80%. For the three months ended March 31, 2023, there were euro principal deposits of 32,292,094 and euro principal redemptions of 55,356,812 resulting in an ending euro principal balance of 244,497,283. This equates to 265,633,762 USD (which includes USD subscriptions receivable and redemptions payable). For the year ended December 31, 2022, there were euro principal deposits of 679,568,682, euro principal redemptions of 596,144,853, and euro withdrawals (to pay expenses) of 1,970,473, resulting in an ending euro principal balance of 267,562,001. This equates to 285,555,944 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2023 was an annual nominal rate of 1.80%. The following chart provides the daily rate paid by the Depository since March 31, 2018:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/3/2023	$0.01745	$98.49	0.02%	0.21%
2/1/2023	$0.05000	$100.25	0.05%	0.59%
3/1/2023	$0.06864	$97.91	0.07%	0.91%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2022.

Results of Operations

During the three months ended March 31, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the US banking sector turmoil for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three months ended March 31, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR/USD) posted a small gain in the first quarter of the year with dollar moves accounting for most of the price action. The greenback declined significantly in January, boosting the pair, as expectations that the Fed will soon start to back down from its aggressive rate hikes grew. However, from Feb through early March the currency pair fell under pressure as the dollar rebounded amid persistently high US inflation and strong labor data, which reversed bets for a dovish Fed. While this downturn wiped out most of January’s gains, the euro was able to recover significantly in the second half of March with the USD plunging again on returning speculation for a softer Fed stance amid heightened banking sector volatility.

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

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, slightly offset by improvements in the past several quarters, to the current interest rate of 1.80%, as set forth in the FXE Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended March 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2023 to January 31, 2023	200,000	$99.68
February 1, 2023 to February 28, 2023	100,000	98.52
March 1, 2023 to March 31, 2023	300,000	99.72
Total	600,000	$99.51

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® British Pound Sterling Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 8, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: May 8, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools