Form 10-Q
period 2023-06-30
Invesco CurrencyShares Euro Trust
filed 2023-08-04
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2023: 2,500,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Euro deposits, interest bearing	$251,647,754	$285,555,944
Receivable from accrued interest	486,934	169,200
Total Assets	$252,134,688	$285,725,144
Liabilities
Euro deposits, non-interest bearing, overdrawn	$43,092	$7,419
Accrued Sponsor’s fee	93,164	111,264
Total Liabilities	136,256	118,683
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,500,000 and 2,900,000 issued and outstanding, respectively	251,998,432	285,606,461
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$252,134,688	$285,725,144

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income
Interest Income	$1,390,857	$—	$2,301,382	$—
Total Income	1,390,857	—	2,301,382	—
Expenses
Sponsor's fee	(283,503)	(225,178)	(568,282)	(424,373)
Interest Expense on currency deposits	—	(371,180)	—	(699,526)
Total Expenses	(283,503)	(596,358)	(568,282)	(1,123,899)
Net Comprehensive Income (Loss)	$1,107,354	$(596,358)	$1,733,100	$(1,123,899)
Basic and Diluted Earnings (Loss) per Share	$0.39	$(0.26)	$0.61	$(0.53)
Weighted-average Shares Outstanding	2,812,637	2,297,802	2,858,840	2,116,851

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2023	$—	$—	2,650,000	$265,893,230
Purchases of Shares	—	—	400,000	40,561,022
Redemption of Shares	—	—	(550,000)	(55,309,911)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(14,748,889)
Distributions	(974,205)	(974,205)		—
Net Comprehensive Income (Loss)	1,107,354	1,107,354	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(133,149)	(133,149)	—	133,149
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	720,942
Balance at June 30, 2023	$—	$—	2,500,000	$251,998,432

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2022	$—	$—	1,800,000	$185,702,172
Purchases of Shares	—	—	1,700,000	166,662,394
Redemption of Shares	—	—	(1,250,000)	(123,009,913)
Net Increase (Decrease) due to Share Transactions	—	—	450,000	43,652,481
Net Comprehensive Income (Loss)	(596,358)	(596,358)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	596,358	596,358	—	(596,358)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(11,225,135)
Balance at June 30, 2022	$—	$—	2,250,000	$217,533,160

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,900,000	$285,606,461
Purchases of Shares	—	—	750,000	75,017,103
Redemption of Shares	—	—	(1,150,000)	(115,014,404)
Net Increase (Decrease) due to Share Transactions	$—	$—	(400,000)	$(39,997,301)
Distributions	(1,370,672)	(1,370,672)		—
Net Comprehensive Income (Loss)	1,733,100	1,733,100		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(362,428)	(362,428)		362,428
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		6,026,844
Balance at June 30, 2023	$—	$—	2,500,000	$251,998,432

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

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,733,100	$(1,123,899)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(317,734)	—
Accrued Sponsor’s fee	(18,100)	4,580
Accrued interest expense	—	7,548
Net cash provided by (used in) operating activities	1,397,266	(1,111,771)
Cash flows from financing activities
Distributions paid to shareholders	(1,370,672)	—
Proceeds from purchases of redeemable capital Shares	75,017,103	250,958,662
Redemptions of redeemable capital Shares	(115,014,404)	(207,261,317)
Increase (decrease) in payable for Euro deposits overdrawn	35,673	—
Net cash provided by (used in) financing activities	(41,332,300)	43,697,345
Effect of exchange rate on cash	6,026,844	(17,145,117)
Net change in cash	(33,908,190)	25,440,457
Cash at beginning of period	285,555,944	211,643,424
Cash at end of period	$251,647,754	$237,083,881

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$691,978

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions per Share	$0.35	$—	$0.48	$—
Distributions paid	$974,205	$—	$1,370,672	$—

An income distribution for the month ended June 30, 2023 was paid on July 11, 2023 to holders of record as of July 5, 2023 at a rate of $0.14014 per Share and a total distribution of $350,350.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2023 was the Sponsor’s fee. The only expenses of the Trust during the three and six months ended June 30, 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2023 was an annual nominal rate of 2.20%. For the six months ended June 30, 2023, there were euro principal deposits of 69,197,344 and euro principal redemptions of 106,101,530 resulting in an ending euro principal balance of 230,657,815. This equates to 251,647,754 USD. For the year ended December 31, 2022, there were euro principal deposits of 679,568,682, euro principal redemptions of 596,144,853, and euro withdrawals (to pay expenses) of 1,970,473, resulting in an ending euro principal balance of 267,562,001. This equates to 285,555,944 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2023 was an annual nominal rate of 2.20%. The following chart provides the daily rate paid by the Depository since June 30, 2018:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/3/2023	$0.09812	$100.34	0.10%	1.15%
5/1/2023	$0.11892	$101.98	0.12%	1.42%
6/1/2023	$0.13125	$98.49	0.13%	1.57%

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

Results of Operations

During the three and six months ended June 30, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the US banking sector turmoil and ambiguity around the Federal Reserve’s tightening cycle, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Euro (EUR/USD) ended the second quarter of 2023 more or less flat after seesawing largely on US dollar moves. However, the EUR did receive some support from the European Central Bank’s persistently hawkish rhetoric, given the later start of its rate hike cycle vs the Fed. The USD moved lower in April and June, helping the pair rally, as US banking sector turmoil fueled expectations for an imminent Fed pause, which didn’t happen until June on expectations for a significant cooling in US inflation. Instead, Fed’s stance turned more hawkish in May causing the USD to rally, hence weighing on the EUR/USD.

The Euro (EUR/USD) fell in the second quarter of 2022, reaching close to parity with the U.S. dollar, as pressures from the rapidly strengthening greenback mounted and growing recession fears amid expectations for aggressive Fed rate hikes boosted safe-haven currency demand. The deepening energy crisis in Europe following its ban of Russian oil and refined products and decreased Russia natural gas flows raised probabilities for a recession in the region, putting further pressure on European currencies.

The Euro (EUR/USD) posted a small gain in the first half of 2023 with dollar moves accounting for the bulk of the price action though the European Central Bank’s persistently hawkish rhetoric provided some support in the second quarter. The greenback swayed sharply between gains and losses through most of the period as expectations that the Fed would soon start to back down from its aggressive rate hikes grew, and then dimmed repeatedly as a result of the banking sector turmoil, US debt ceiling uncertainty, inflation prints and Fed comments. This sent the USD, and hence the pair, on a rollercoaster ride in the first half of 2023.

The Euro (EUR/USD) posted negative performance in the first half of 2022 as heightened geopolitical tensions in the first quarter and rising recession fears in the second quarter boosted investor demand for safe-haven currencies like the U.S. dollar, while simultaneously weighed on its European counterparts. The deepening energy crisis in Europe, following its ban of Russia oil and refined products raised probabilities for a recession in the region.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from sub-zero, to the current interest rate of 2.20%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	—	$—
May 1, 2023 to May 31, 2023	100,000	99.51
June 1, 2023 to June 30, 2023	450,000	100.80
Total	550,000	$100.56

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 3, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 3, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools