Form 10-Q
period 2023-09-30
Invesco CurrencyShares Euro Trust
filed 2023-11-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2023: 2,350,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Euro deposits, interest bearing	$229,556,432	$285,555,944
Receivable from accrued interest	502,067	169,200
Total Assets	$230,058,499	$285,725,144
Liabilities
Euro deposits, non-interest bearing, overdrawn	$13,291	$7,419
Accrued Sponsor’s fee	78,121	111,264
Total Liabilities	91,412	118,683
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,350,000 and 2,900,000 issued and outstanding, respectively	229,967,087	285,606,461
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$230,058,499	$285,725,144

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income
Interest Income	$1,459,197	$—	$3,760,579	$—
Total Income	1,459,197	—	3,760,579	—
Expenses
Sponsor's fee	(240,957)	(326,482)	(809,239)	(750,855)
Interest Expense on currency deposits	—	(308,655)	—	(1,008,181)
Total Expenses	(240,957)	(635,137)	(809,239)	(1,759,036)
Net Comprehensive Income (Loss)	$1,218,240	$(635,137)	$2,951,340	$(1,759,036)
Basic and Diluted Earnings (Loss) per Share	$0.51	$(0.18)	$1.10	$(0.68)
Weighted-average Shares Outstanding	2,370,652	3,555,978	2,694,322	2,601,832

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	2,500,000	$251,998,432
Purchases of Shares	—	—	500,000	49,853,208
Redemption of Shares	—	—	(650,000)	(64,863,293)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(15,010,085)
Distributions	(1,177,819)	(1,177,819)		—
Net Comprehensive Income (Loss)	1,218,240	1,218,240	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(40,421)	(40,421)	—	40,421
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(7,061,681)
Balance at September 30, 2023	$—	$—	2,350,000	$229,967,087

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2022	$—	$—	2,250,000	$217,533,160
Purchases of Shares	—	—	2,900,000	269,622,294
Redemption of Shares	—	—	(850,000)	(78,754,630)
Net Increase (Decrease) due to Share Transactions	—	—	2,050,000	190,867,664
Net Comprehensive Income (Loss)	(635,137)	(635,137)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	635,137	635,137	—	(635,137)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(18,968,787)
Balance at September 30, 2022	$—	$—	4,300,000	$388,796,900

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,900,000	$285,606,461
Purchases of Shares	—	—	1,250,000	124,870,310
Redemption of Shares	—	—	(1,800,000)	(179,877,697)
Net Increase (Decrease) due to Share Transactions	$—	$—	(550,000)	$(55,007,387)
Distributions	(2,548,491)	(2,548,491)		—
Net Comprehensive Income (Loss)	2,951,340	2,951,340		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(402,849)	(402,849)		402,849
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,034,836)
Balance at September 30, 2023	$—	$—	2,350,000	$229,967,087

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	2,000,000	$211,443,880
Purchases of Shares	—	—	5,450,000	525,443,080
Redemption of Shares	—	—	(3,150,000)	(310,397,616)
Net Increase (Decrease) due to Share Transactions	$—	$—	2,300,000	$215,045,464
Net Comprehensive Income (Loss)	(1,759,036)	(1,759,036)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,759,036	1,759,036		(1,759,036)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(35,933,408)
Balance at September 30, 2022	$—	$—	4,300,000	$388,796,900

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$2,951,340	$(1,759,036)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(332,867)	—
Accrued Sponsor’s fee	(33,143)	36,803
Accrued interest expense	—	(53,108)
Net cash provided by (used in) operating activities	2,585,330	(1,775,341)
Cash flows from financing activities
Distributions paid to shareholders	(2,548,491)	—
Proceeds from purchases of redeemable capital Shares	124,870,310	525,443,080
Redemptions of redeemable capital Shares	(179,877,697)	(305,890,504)
Increase (decrease) in payable for Euro deposits overdrawn	5,872	—
Net cash provided by (used in) financing activities	(57,550,006)	219,552,576
Effect of exchange rate on cash	(1,034,836)	(35,919,544)
Net change in cash	(55,999,512)	181,857,691
Cash at beginning of period	285,555,944	211,643,424
Cash at end of period	$229,556,432	$393,501,115

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,061,289

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions per Share	$0.50	$—	$0.95	$—
Distributions paid	$1,177,819	$—	$2,548,491	$—

An income distribution for the month ended September 30, 2023 was paid on October 10, 2023 to holders of record as of October 3, 2023 at a rate of $0.17430 per Share and a total distribution of $409,605.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2023 was the Sponsor’s fee. The only expenses of the Trust during the three and nine months ended September 30, 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 2.70%. For the nine months ended September 30, 2023, there were euro principal deposits of 115,328,907 and euro principal redemptions of 166,073,625 resulting in an ending euro principal balance of 216,818,346. This equates to 229,556,432 USD. For the year ended December 31, 2022, there were euro principal deposits of 679,568,682, euro principal redemptions of 596,144,853, and euro withdrawals (to pay expenses) of 1,970,473, resulting in an ending euro principal balance of 267,562,001. This equates to 285,555,944 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 2.70%. The following chart provides the daily rate paid by the Depository since September 30, 2018:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/3/2023	$0.14022	$100.81	0.14%	1.69%
8/1/2023	$0.15751	$101.88	0.15%	1.82%
9/1/2023	$0.17619	$100.31	0.18%	2.07%

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

Results of Operations

During the three and nine months ended September 30, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the Federal Reserve's ambiguous messaging around its monetary policies and US banking sector turmoil for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR/USD) ended the third quarter of 2023 in negative territory. In addition to renewed dollar strength, the pair was further pressured by weaker Eurozone economic outlook. Unlike the Fed which has kept to its more hawkish messaging, keeping open the chances for further hikes, the European Central Bank (ECB) has already signaled its September hike to be its last. The US economy was also expected to outperform the Eurozone as suggested by the EU’s economic growth forecasts – domestic demand continued to falter amid high inflation and the Eurozone PMI continued to signal a contraction.

The euro (EUR/USD) continued lower in the third quarter of 2022 as pressures from the rapidly strengthening greenback mounted amid heightened recession fears. The US dollar surged to above a 20-year high in September as expectation for aggressive Federal Reserve (Fed) policy boosted demand for the currency. The deepening energy crisis in Europe following indefinitely halted Russian natural gas pipeline flows, further raised probabilities for a recession in the region, adding pressure on European currencies.

The euro (EUR/USD) ended the first three quarters of 2023 slightly lower with US dollar moves accounting for the bulk of the price action though the European Central Bank’s persistently hawkish rhetoric provided some support in the second quarter. The greenback swayed sharply between gains and losses through most of the period as expectations that the Fed will soon start to back down from its aggressive rate hikes grew, and then dimmed repeatedly as a result of the banking sector turmoil, US debt ceiling debacle, inflation prints and Fed comments. This sent the USD, and hence the pair on a mini rollercoaster ride through the first half of the year. The currency pair depreciated in the third quarter, pressured by renewed dollar strength – the Fed’s hawkish-for-longer rhetoric compared to the ECB and US economic resilience helped the dollar rebound to its highest since November 2022.

The euro (EUR/USD) posted negative performance year-to-date in 2022 as heightened geopolitical tensions in the first quarter and rising recession fears in the second and third quarters boosted investor demand for safe haven currencies like the US dollar, while simultaneously weighed on its European counterparts. Higher interest rates also boosted demand for the country’s currency (in this case boosting the USD). The deepening energy crisis in Europe, following its ban of Russian oil and refined products in the second quarter and then the indefinite halt of Russian gas pipeline flows in the third quarter, raised probabilities for a recession in the region.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from sub-zero, to the current interest rate of 2.70%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the USD/euro exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	150,000	$101.75
August 1, 2023 to August 31, 2023	100,000	$101.11
September 1, 2023 to September 30, 2023	400,000	$98.72
Total	650,000	$99.79

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 7, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 7, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools