Form 10-Q
period 2024-03-31
Invesco CurrencyShares Euro Trust
filed 2024-05-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2024: 2,000,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Euro deposits, interest bearing	$199,288,526	$214,030,570
Subscriptions receivable	—	5,095,966
Cash due from Depository	371,721	154,445
Receivable from accrued interest	475,303	505,646
Total Assets	$200,135,550	$219,786,627
Liabilities
Euro deposits, non-interest bearing, overdrawn	$383,115	$152,031
Accrued Sponsor’s fee	69,655	73,957
Total Liabilities	452,770	225,988
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,000,000 and 2,150,000 issued and outstanding, respectively	199,682,780	219,560,639
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$200,135,550	$219,786,627

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Income
Interest Income	$1,423,562	$910,525
Total Income	1,423,562	910,525
Expenses
Sponsor's fee	(207,935)	(284,778)
Interest Expense on currency deposits	—	—
Total Expenses	(207,935)	(284,778)
Net Comprehensive Income (Loss)	$1,215,627	$625,747
Basic and Diluted Earnings (Loss) per Share	$0.58	$0.22
Weighted-average Shares Outstanding	2,079,670	2,905,556

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	2,150,000	$219,560,639
Purchases of Shares	—	—	200,000	20,037,749
Redemption of Shares	—	—	(350,000)	(35,026,765)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(14,989,016)
Distributions	(1,219,453)	(1,219,453)		—
Net Comprehensive Income (Loss)	1,215,627	1,215,627		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	3,826	3,826		(3,826)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(4,885,017)
Balance at March 31, 2024	$—	$—	2,000,000	$199,682,780

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,900,000	$285,606,461
Purchases of Shares	—	—	350,000	34,456,081
Redemption of Shares	—	—	(600,000)	(59,704,493)
Net Increase (Decrease) due to Share Transactions	$—	$—	(250,000)	$(25,248,412)
Distributions	(396,467)	(396,467)		—
Net Comprehensive Income (Loss)	625,747	625,747		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(229,280)	(229,280)		229,280
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		5,305,901
Balance at March 31, 2023	$—	$—	2,650,000	$265,893,230

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,215,627	$625,747
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	30,343	(206,418)
Accrued Sponsor's fee	(4,302)	(14,223)
Cash due from Depository	(217,276)	—
Net cash provided by (used in) operating activities	1,024,392	405,106
Cash flows from financing activities
Distributions paid to shareholders	(1,219,453)	(396,467)
Proceeds from purchases of redeemable capital Shares	25,160,936	29,416,443
Redemptions of redeemable capital Shares	(35,026,765)	(49,743,105)
Increase (decrease) in payable for Euro deposits overdrawn	231,084	11,690
Net cash provided by (used in) financing activities	(10,854,198)	(20,711,439)
Effect of exchange rate on cash	(4,912,238)	5,396,109
Net change in cash	(14,742,044)	(14,910,224)
Cash at beginning of period	214,030,570	285,555,944
Cash at end of period	$199,288,526	$270,645,720

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

	Three Months Ended March 31,
	2024	2023
Distributions per Share	$0.59	$0.14
Distributions paid	$1,219,453	$396,467

An income distribution for the month ended March 31, 2024 was paid on April 8, 2024 to holders of record as of April 2, 2024 at a rate of $0.19729 per Share and a total distribution of $394,580.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2024 was an annual nominal rate of 2.70%. For the three months ended March 31, 2024, there were euro principal deposits of 18,453,002 and euro principal redemptions of 32,292,264 resulting in an ending euro principal balance of 184,527,225. This equates to 199,288,526 USD. For the year ended December 31, 2023, there were euro principal deposits of 143,007,863, euro principal redemptions of 212,205,189 resulting in an ending euro principal balance of 198,364,675. This equates to 219,125,708 USD (which includes USD subscriptions receivable).

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2024 was an annual nominal rate of 2.70%. The following chart provides the daily rate paid by the Depository since March 31, 2019:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2024	$0.20194	$102.11	0.20%	2.33%
2/1/2024	$0.19787	$100.42	0.20%	2.32%
3/1/2024	$0.18503	$100.03	0.18%	2.33%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

Results of Operations

During the three months ended March 31, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023 which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR/USD) posted a loss in the first quarter of 2024 though price action was largely driven by USD moves. The Fed’s higher-for-longer rhetoric and stickier-than-expected US inflation pushed out expectations for US rate cuts; higher rates generally provide support for the country’s currency. US economic resilience and heightened geopolitical tensions also boosted demand for the USD, which is typically seen as a safe haven. In comparison, the European Central Bank (“ECB”) was more dovish, looking to cut rates earlier than the Fed, and its economy was notably softer.

The euro (EUR/USD) posted a small gain in the first quarter of 2023 with USD moves accounting for most of the price action. The greenback declined significantly in January, boosting the pair, as expectations that the Fed will soon start to back down from its aggressive rate hikes grew. However, from February through early March the currency pair fell under pressure as the USD rebounded amid persistently high US inflation and strong labor data, which reversed bets for a dovish Fed. While this downturn wiped out most of January’s gains, the euro was able to recover significantly in the second half of March with the USD plunging again on returning speculation for a softer Fed stance amid heightened banking sector volatility.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from sub-zero, to the current interest rate of 2.70%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the USD/euro exchange rate and changes in the nominal annual interest rate paid by the Depository on euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	200,000	$99.99
February 1, 2024 to February 29, 2024	50,000	$99.84
March 1, 2024 to March 31, 2024	100,000	$100.37
Total	350,000	$100.08

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, no director or officer of the Sponsor adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 7, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 7, 2024	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools