Form 10-Q
period 2024-09-30
Invesco CurrencyShares Euro Trust
filed 2024-11-07
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2024: 1,850,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Euro deposits, interest bearing	$190,494,276	$214,030,570
Euro deposits, non-interest bearing	10,284	—
Subscriptions receivable	—	5,095,966
Cash due from Depository	—	154,445
Receivable from accrued interest	370,849	505,646
Total Assets	$190,875,409	$219,786,627
Liabilities
Euro deposits, non-interest bearing, overdrawn	$—	$152,031
Accrued Sponsor’s fee	60,547	73,957
Total Liabilities	60,547	225,988
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,850,000 and 2,150,000 issued and outstanding, respectively	190,814,862	219,560,639
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$190,875,409	$219,786,627

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest Income	$1,118,359	$1,459,197	$3,803,847	$3,760,579
Total Income	1,118,359	1,459,197	3,803,847	3,760,579
Expenses
Sponsor's fee	(178,242)	(240,957)	(572,902)	(809,239)
Total Expenses	(178,242)	(240,957)	(572,902)	(809,239)
Net Comprehensive Income (Loss)	$940,117	$1,218,240	$3,230,945	$2,951,340
Basic and Diluted Earnings (Loss) per Share	$0.54	$0.51	$1.70	$1.10
Weighted-average Shares Outstanding	1,747,283	2,370,652	1,896,898	2,694,322

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	1,750,000	$173,361,517
Purchases of Shares	—	—	250,000	25,448,454
Redemption of Shares	—	—	(150,000)	(15,119,687)
Net Increase (Decrease) due to Share Transactions	—	—	100,000	10,328,767
Distributions	(946,519)	(946,519)		—
Net Comprehensive Income (Loss)	940,117	940,117	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	6,402	6,402	—	(6,402)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	7,130,980
Balance at September 30, 2024	$—	$—	1,850,000	$190,814,862

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	2,500,000	$251,998,432
Purchases of Shares	—	—	500,000	49,853,208
Redemption of Shares	—	—	(650,000)	(64,863,293)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(15,010,085)
Distributions	(1,177,819)	(1,177,819)		—
Net Comprehensive Income (Loss)	1,218,240	1,218,240	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(40,421)	(40,421)	—	40,421
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(7,061,681)
Balance at September 30, 2023	$—	$—	2,350,000	$229,967,087

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	2,150,000	$219,560,639
Purchases of Shares	—	—	750,000	75,353,138
Redemption of Shares	—	—	(1,050,000)	(104,814,993)
Net Increase (Decrease) due to Share Transactions	$—	$—	(300,000)	$(29,461,855)
Distributions	(3,276,798)	(3,276,798)		—
Net Comprehensive Income (Loss)	3,230,945	3,230,945		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	45,853	45,853		(45,853)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		761,931
Balance at September 30, 2024	$—	$—	1,850,000	$190,814,862

.

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,900,000	$285,606,461
Purchases of Shares	—	—	1,250,000	124,870,310
Redemption of Shares	—	—	(1,800,000)	(179,877,697)
Net Increase (Decrease) due to Share Transactions	$—	$—	(550,000)	$(55,007,387)
Distributions	(2,548,491)	(2,548,491)		—
Net Comprehensive Income (Loss)	2,951,340	2,951,340		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(402,849)	(402,849)		402,849
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,034,836)
Balance at September 30, 2023	$—	$—	2,350,000	$229,967,087

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$3,230,945	$2,951,340
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	134,797	(332,867)
Accrued Sponsor's fee	(13,410)	(33,143)
Cash due from Depository	154,445	—
Net cash provided by (used in) operating activities	3,506,777	2,585,330
Cash flows from financing activities
Distributions paid to shareholders	(3,276,798)	(2,548,491)
Proceeds from purchases of redeemable capital Shares	80,476,324	124,870,310
Redemptions of redeemable capital Shares	(104,814,993)	(179,877,697)
Increase (decrease) in payable for Euro deposits overdrawn	(152,031)	5,872
Net cash provided by (used in) financing activities	(27,767,498)	(57,550,006)
Effect of exchange rate on cash	724,427	(1,034,836)
Net change in cash	(23,536,294)	(55,999,512)
Cash at beginning of period	214,030,570	285,555,944
Cash at end of period	$190,494,276	$229,556,432

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions per Share	$0.54	$0.50	$1.73	$0.95
Distributions paid	$946,519	$1,177,819	$3,276,798	$2,548,491

An income distribution for the month ended September 30, 2024 was paid on October 7, 2024 to holders of record as of October 1, 2024 at a rate of $0.17264 per Share and a total distribution of $319,384.

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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 2.30%. For the nine months ended September 30, 2024, there were euro principal deposits of 69,197,826 and euro principal redemptions of 96,877,633 resulting in an ending euro principal balance of 170,684,868. This equates to 190,494,276 USD. For the year ended December 31, 2023, there were euro principal deposits of 143,007,863, euro principal redemptions of 212,205,189 resulting in an ending euro principal balance of 198,364,675. This equates to 219,125,708 USD (which includes USD subscriptions receivable).

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 2.30%. The following chart provides the daily rate paid by the Depository since September 30, 2019:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2024	$0.17945	$99.05	0.18%	2.20%
8/1/2024	$0.18097	$100.02	0.18%	2.13%
9/3/2024	$0.18478	$102.31	0.18%	2.13%

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

Results of Operations

During the three and nine months ended September 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023 which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR/USD) ended the third quarter of 2024 higher, supported by a weaker US dollar. The greenback retreated on dovish sentiment leading into the Federal Reserve’s (Fed) first rate cut in September and the surprise hike in Japanese rates, which led to a rapid unwind of the US dollar, Japanese yen carry trade (i.e., borrowing in the Japanese yen and investing it in a higher yielding asset like US treasuries). Disappointing US labor data also briefly reignited US hard landing concerns but there were also worries about sticky inflation and weaker growth in the Eurozone. Markets also became concerned about the US election and its impact on the economy, which further weighed on the US dollar, boosting the pair.

The euro (EUR/USD) ended the third quarter of 2023 in negative territory. In addition to renewed dollar strength, the pair was further pressured by weaker Eurozone economic outlook. Unlike the Fed which has kept to its more hawkish messaging, keeping open chances for further hikes, the European Central Bank (ECB) has already signaled its September hike to be its last. The US economy was also expected to outperform the Eurozone as suggested by the EU’s economic growth forecasts – domestic demand continued to falter amid high inflation and the Eurozone PMI continued to signal a contraction.

The euro (EUR/USD) posted positive performance in the first three quarters of 2024, mainly due to dollar-driven gains in the third quarter. The pair was initially pressured in the first quarter as the Fed’s higher-for-longer rhetoric and stickier-than-expected US inflation repeatedly pushed out expectations for US rate cuts. In comparison, the European Central Bank (ECB) was more dovish given its noticeably weaker economy, officially kicking off its easing cycle in June. However, the US dollar turned sharply lower in the third quarter after the Fed officially kicked off its own easing cycle, the Bank of Japan surprised markets with a rate hike, and concerns about the impact of the US election grew.

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

Additionally, the interest rate paid by the Depository has generally trended upward over the past year, slightly offset by decline in the recent quarter, to the current interest rate of 2.30%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	50,000	$100.01
August 1, 2024 to August 31, 2024	100,000	$101.18
September 1, 2024 to September 30, 2024	—	$—
Total	150,000	$100.79

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2024	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools