Form 10-Q
period 2025-03-31
Invesco CurrencyShares Euro Trust
filed 2025-05-08
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2025: 2,350,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Euro deposits, interest bearing	$229,225,019	$167,191,705
Euro deposits, non-interest bearing	26,063	3
Subscriptions receivable	4,983,153	—
Cash due from Depository	5,038	—
Receivable from accrued interest	275,292	289,335
Total Assets	$234,514,565	$167,481,043
Liabilities
Accrued Sponsor’s fee	$69,615	$56,687
Total Liabilities	69,615	56,687
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,350,000 and 1,750,000 issued and outstanding, respectively	234,444,950	167,424,356
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$234,514,565	$167,481,043

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Income
Interest Income	$745,943	$1,423,562
Total Income	745,943	1,423,562
Expenses
Sponsor's fee	(171,443)	(207,935)
Total Expenses	(171,443)	(207,935)
Net Comprehensive Income (Loss)	$574,500	$1,215,627
Basic and Diluted Earnings (Loss) per Share	$0.32	$0.58
Weighted-average Shares Outstanding	1,798,889	2,079,670

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,750,000	$167,424,356
Purchases of Shares	—	—	850,000	84,691,908
Redemption of Shares	—	—	(250,000)	(24,031,466)
Net Increase (Decrease) due to Share Transactions	$—	$—	600,000	$60,660,442
Distributions	(595,802)	(595,802)		—
Net Comprehensive Income (Loss)	574,500	574,500		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	21,302	21,302		(21,302)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		6,381,454
Balance at March 31, 2025	$—	$—	2,350,000	$234,444,950

.

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	2,150,000	$219,560,639
Purchases of Shares	—	—	200,000	20,037,749
Redemption of Shares	—	—	(350,000)	(35,026,765)
Net Increase (Decrease) due to Share Transactions	$—	$—	(150,000)	$(14,989,016)
Distributions	(1,219,453)	(1,219,453)		—
Net Comprehensive Income (Loss)	1,215,627	1,215,627		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	3,826	3,826		(3,826)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(4,885,017)
Balance at March 31, 2024	$—	$—	2,000,000	$199,682,780

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$574,500	$1,215,627
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	14,043	30,343
Accrued Sponsor's fee	12,928	(4,302)
Cash due from Depository	(5,038)	(526,167)
Net cash provided by (used in) operating activities	596,433	715,501
Cash flows from financing activities
Distributions paid to shareholders	(595,802)	(1,219,453)
Proceeds from purchases of redeemable capital Shares	79,694,054	25,171,414
Redemptions of redeemable capital Shares	(24,031,466)	(35,026,765)
Increase (decrease) in payable for Euro deposits overdrawn	—	231,084
Net cash provided by (used in) financing activities	55,066,786	(10,843,720)
Effect of exchange rate on cash	6,370,092	(4,613,825)
Net change in cash	62,033,311	(14,742,044)
Cash at beginning of period	167,191,708	214,030,570
Cash at end of period	$229,225,019	$199,288,526

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

March 31, 2025

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31,
	2025	2024
Distributions per Share	$0.33	$0.59
Distributions paid	$595,802	$1,219,453

An income distribution for the month ended March 31, 2025 was paid on April 7, 2025 to holders of record as of April 1, 2025 at a rate of $0.10075 per Share and a total distribution of $236,763.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2025 was an annual nominal rate of 1.50%. For the three months ended March 31, 2025, there were euro principal deposits of 78,423,608 and euro principal redemptions of 23,065,767 resulting in an ending euro principal balance of 216,818,215. This equates to 234,208,172 USD (which includes USD subscriptions receivable). For the year ended December 31, 2024, there were euro principal deposits of 73,810,979, euro principal redemptions of 110,717,094 resulting in an ending euro principal balance of 161,458,560. This equates to 167,191,705 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the euro, as the value of the Shares relates directly to the value of the euro held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K, together with the modified risk factor included in Item IA of this report, for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2025 was an annual nominal rate of 1.50%. The following chart provides the daily rate paid by the Depository since March 31, 2020:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2025	$0.13284	$95.67	0.14%	1.63%
2/3/2025	$0.12392	$96.04	0.13%	1.52%
3/3/2025	$0.09918	$96.05	0.10%	1.35%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

During the three months ended March 31, 2025 and 2024, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting US recession concerns for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, US recession concerns, Fed easing expectations and rising geopolitical tensions, on the Trust's net comprehensive income (loss) during the three months ended March 31, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Euro (EUR/USD) saw positive performance in the first quarter of 2025, largely supported by US dollar (USD) weakness. Macroeconomic concerns reignited by President Trump’s shifting global tariff policies and growing stagflation fears dented consumer, investor, as well as business sentiment in the US, leading to a sharp downturn in domestic financial markets. In addition, European currencies have been propped up by major defense and infrastructure spending plans which are expected to boost the region’s growth prospects. More specifically, the European Commission announced the ReArm Europe Plan/Readiness 2030 in March, which enables over €800 billion to strengthen the continent’s defense capabilities.

The Euro (EUR/USD) posted a loss in the first quarter of 2024 though price action was largely driven by USD moves. The Federal Reserve’s higher-for-longer rhetoric and stickier-than-expected US inflation pushed out expectations for US rate cuts; higher rates generally provide support for the country’s currency. US economic resilience and heightened geopolitical tensions also boosted demand for the USD, which is traditionally seen as a safe haven. In comparison, the European Central Bank (“ECB”) was more dovish, looking to cut rates earlier than the Fed, and its economy was notably softer.

Additionally, the interest rate paid by the Depository has generally trended downward over the past year to the current interest rate of 1.50%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and signaled that additional tariffs may be imposed. These actions are part of a broader shift in trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/euro exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized

Participants during the three months ended March 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2025 to January 31, 2025	150,000	$94.77
February 1, 2025 to February 28, 2025	50,000	$96.17
March 1, 2025 to March 31, 2025	50,000	$100.15
Total	250,000	$96.13

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 8, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 8, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools