Form 10-Q
period 2025-06-30
Invesco CurrencyShares Euro Trust
filed 2025-08-07
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2025: 5,350,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Euro deposits, interest bearing	$579,419,440	$167,191,705
Euro deposits, non-interest bearing	12,192	3
Receivable from accrued interest	545,545	289,335
Total Assets	$579,977,177	$167,481,043
Liabilities
Accrued Sponsor’s fee	$184,807	$56,687
Total Liabilities	184,807	56,687
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 5,350,000 and 1,750,000 issued and outstanding, respectively	579,792,370	167,424,356
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$579,977,177	$167,481,043

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income
Interest Income	$1,561,769	$1,261,926	$2,307,712	$2,685,488
Total Income	1,561,769	1,261,926	2,307,712	2,685,488
Expenses
Sponsor’s fee	(480,859)	(186,725)	(652,302)	(394,660)
Total Expenses	(480,859)	(186,725)	(652,302)	(394,660)
Net Comprehensive Income (Loss)	$1,080,910	$1,075,201	$1,655,410	$2,290,828
Basic and Diluted Earnings (Loss) per Share	$0.23	$0.58	$0.51	$1.16
Weighted-average Shares Outstanding	4,658,791	1,865,385	3,236,740	1,972,527

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

.

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	2,350,000	$234,444,950
Purchases of Shares	—	—	3,450,000	361,305,623
Redemption of Shares	—	—	(450,000)	(46,192,622)
Net Increase (Decrease) due to Share Transactions	—	—	3,000,000	315,113,001
Distributions	(1,101,798)	(1,101,798)		—
Net Comprehensive Income (Loss)	1,080,910	1,080,910		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	20,888	20,888		(20,888)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		30,255,307
Balance at June 30, 2025	$—	$—	5,350,000	$579,792,370

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2024	$—	$—	2,000,000	$199,682,780
Purchases of Shares	—	—	300,000	29,866,935
Redemption of Shares	—	—	(550,000)	(54,668,542)
Net Increase (Decrease) due to Share Transactions	—	—	(250,000)	(24,801,607)
Distributions	(1,110,826)	(1,110,826)		—
Net Comprehensive Income (Loss)	1,075,201	1,075,201		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	35,625	35,625		(35,625)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,484,031)
Balance at June 30, 2024	$—	$—	1,750,000	$173,361,517

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,750,000	$167,424,356
Purchases of Shares	—	—	4,300,000	445,997,531
Redemption of Shares	—	—	(700,000)	(70,224,088)
Net Increase (Decrease) due to Share Transactions	—	—	3,600,000	375,773,443
Distributions	(1,697,600)	(1,697,600)		—
Net Comprehensive Income (Loss)	1,655,410	1,655,410		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	42,190	42,190		(42,190)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		36,636,761
Balance at June 30, 2025	$—	$—	5,350,000	$579,792,370

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	2,150,000	$219,560,639
Purchases of Shares	—	—	500,000	49,904,684
Redemption of Shares	—	—	(900,000)	(89,695,306)
Net Increase (Decrease) due to Share Transactions	—	—	(400,000)	(39,790,622)
Distributions	(2,330,279)	(2,330,279)		—
Net Comprehensive Income (Loss)	2,290,828	2,290,828		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	39,451	39,451		(39,451)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(6,369,049)
Balance at June 30, 2024	$—	$—	1,750,000	$173,361,517

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,655,410	$2,290,828
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(256,210)	123,681
Accrued Sponsor's fee	128,120	(15,592)
Cash due from Depository	—	151,217
Net cash provided by (used in) operating activities	1,527,320	2,550,134
Cash flows from financing activities
Distributions paid to shareholders	(1,697,600)	(2,330,279)
Proceeds from purchases of redeemable capital Shares	445,997,531	55,027,871
Redemptions of redeemable capital Shares	(70,224,088)	(89,695,306)
Increase (decrease) in payable for Euro Dollar deposits overdrawn	—	(139,828)
Net cash provided by (used in) financing activities	374,075,843	(37,137,542)
Effect of exchange rate on cash	36,636,761	(6,396,269)
Net change in cash	412,239,924	(40,983,677)
Cash at beginning of period	167,191,708	214,030,570
Cash at end of period	$579,431,632	$173,046,893

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

June 30, 2025

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions per Share	$0.24	$0.60	$0.52	$1.18
Distributions paid	$1,101,798	$1,110,826	$1,697,600	$2,330,279

An income distribution for the month ended June 30, 2025 was paid on July 8, 2025 to holders of record as of July 1, 2025 at a rate of $0.06987 per Share and a total distribution of $373,805.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2025 was an annual nominal rate of 1.10%. For the six months ended June 30, 2025, there were euro principal deposits of 396,731,195 and euro principal redemptions of 64,584,148 resulting in an ending euro principal balance of 493,605,607. This equates to 579,419,440 USD. For the year ended December 31, 2024, there were euro principal deposits of 73,810,979, euro principal redemptions of 110,717,094 resulting in an ending euro principal balance of 161,458,560. This equates to 167,191,705 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2025 was an annual nominal rate of 1.10%. The following chart provides the daily rate paid by the Depository since June 30, 2020:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2025	$0.10075	$99.76	0.10%	1.19%
5/1/2025	$0.09157	$104.97	0.09%	1.06%
6/2/2025	$0.08158	$104.82	0.08%	0.92%

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

Results of Operations

During the three and six months ended June 30, 2025 and 2024, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting US and recession concerns for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2025, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, US recession concerns, Fed easing expectations and rising geopolitical tensions, on the Trust's net comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR/USD) continued to strengthen in the second quarter of 2025, despite a series of interest rate cuts by the European Central Bank (ECB), but this was largely thanks to tariff-driven US dollar weakness. The ECB lowered its deposit facility rate by 25 basis points in both April and June, as inflation showed signs of stabilizing and growth remained sluggish. While rate cuts typically weigh on a currency, the euro proved resilient, supported by expectations that the Federal Reserve will likely also ease policy. In addition, the EU’s proposed increased budget plan and its “ReArm Europe” initiative to increase defense spending, boosted the outlook for its economy vs the US, further supporting the pair.

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

The euro (EUR/USD) posted strong gains in the first half of 2025, driven by broad US dollar weakness and relative optimism for the EU’s economy amid expanded defense spending and budget plans. Deteriorating business and consumer sentiment in the US, sparked by tariff volatility and stagflation concerns, significantly pressured the greenback, increasing demand for de-dollarization trades. While the ECB cut interest rates in both April and June, the euro remained resilient, supported by expectations of potential Fed easing and a relative improvement in eurozone stability.

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

Additionally, the interest rate paid by the Depository has generally trended downward over the past year to the current interest rate of 1.10%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

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

The United States, under the Trump administration, implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and signaled that additional tariffs may be imposed. These actions are part of a broader shift in trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, including a limited agreement with China in May 2025, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/euro exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2025, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	200,000	$101.86
May 1, 2025 to May 31, 2025	250,000	$103.29
June 1, 2025 to June 30, 2025	—	$—
Total	450,000	$102.65

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 7, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 7, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools