Form 10-Q
period 2025-09-30
Invesco CurrencyShares Euro Trust
filed 2025-11-07
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2025: 4,650,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Euro deposits, interest bearing	$504,104,617	$167,191,705
Euro deposits, non-interest bearing	—	3
Receivable from accrued interest	485,615	289,335
Total Assets	$504,590,232	$167,481,043
Liabilities
Euro deposits, non-interest bearing, overdrawn	$13,824	$—
Accrued Sponsor’s fee	174,222	56,687
Total Liabilities	188,046	56,687
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 4,650,000 and 1,750,000 issued and outstanding, respectively	504,402,186	167,424,356
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$504,590,232	$167,481,043

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Interest Income	$1,523,524	$1,118,359	$3,831,236	$3,803,847
Total Income	1,523,524	1,118,359	3,831,236	3,803,847
Expenses
Sponsor’s fee	$(547,790)	(178,242)	(1,200,092)	(572,902)
Total Expenses	(547,790)	(178,242)	(1,200,092)	(572,902)
Net Comprehensive Income (Loss)	$975,734	$940,117	$2,631,144	$3,230,945
Basic and Diluted Earnings (Loss) per Share	$0.19	$0.54	$0.69	$1.70
Weighted-average Shares Outstanding	5,022,826	1,747,283	3,838,645	1,896,898

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	5,350,000	$579,792,370
Purchases of Shares	—	—	450,000	48,659,147
Redemption of Shares	—	—	(1,150,000)	(123,973,881)
Net Increase (Decrease) due to Share Transactions	—	—	(700,000)	(75,314,734)
Distributions	(1,017,990)	(1,017,990)		—
Net Comprehensive Income (Loss)	975,734	975,734		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	42,256	42,256		(42,256)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(33,194)
Balance at September 30, 2025	$—	$—	4,650,000	$504,402,186

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	1,750,000	$173,361,517
Purchases of Shares	—	—	250,000	25,448,454
Redemption of Shares	—	—	(150,000)	(15,119,687)
Net Increase (Decrease) due to Share Transactions	—	—	100,000	10,328,767
Distributions	(946,519)	(946,519)		—
Net Comprehensive Income (Loss)	940,117	940,117		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	6,402	6,402		(6,402)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		7,130,980
Balance at September 30, 2024	$—	$—	1,850,000	$190,814,862

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,750,000	$167,424,356
Purchases of Shares	—	—	4,750,000	494,656,678
Redemption of Shares	—	—	(1,850,000)	(194,197,969)
Net Increase (Decrease) due to Share Transactions	—	—	2,900,000	300,458,709
Distributions	(2,715,590)	(2,715,590)		—
Net Comprehensive Income (Loss)	2,631,144	2,631,144		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	84,446	84,446		(84,446)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		36,603,567
Balance at September 30, 2025	$—	$—	4,650,000	$504,402,186

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	2,150,000	$219,560,639
Purchases of Shares	—	—	750,000	75,353,138
Redemption of Shares	—	—	(1,050,000)	(104,814,993)
Net Increase (Decrease) due to Share Transactions	—	—	(300,000)	(29,461,855)
Distributions	(3,276,798)	(3,276,798)		—
Net Comprehensive Income (Loss)	3,230,945	3,230,945		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	45,853	45,853		(45,853)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		761,931
Balance at September 30, 2024	$—	$—	1,850,000	$190,814,862

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	2,631,144	$3,230,945
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(196,280)	134,797
Accrued Sponsor's fee	117,535	(13,410)
Cash due from Depository	-	154,445
Net cash provided by (used in) operating activities	2,552,399	3,506,777
Cash flows from financing activities
Distributions paid to shareholders	(2,715,590)	(3,276,798)
Proceeds from purchases of redeemable capital Shares	494,656,678	80,476,324
Redemptions of redeemable capital Shares	(194,197,969)	(104,814,993)
Increase (decrease) in payable for Euro Dollar deposits overdrawn	13,824	(152,031)
Net cash provided by (used in) financing activities	297,756,943	(27,767,498)
Effect of exchange rate on cash	36,603,567	724,427
Net change in cash	336,912,909	(23,536,294)
Cash at beginning of period	167,191,708	214,030,570
Cash at end of period	504,104,617	$190,494,276

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions per Share	$0.20	$0.54	$0.71	$1.73
Distributions paid	$1,017,990	$946,519	$2,715,590	$3,276,798

An income distribution for the month ended September 30, 2025 was paid on October 7, 2025 to holders of record as of October 1, 2025 at a rate of $0.06386 per Share and a total distribution of $296,949.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 1.10%. For the nine months ended September 30, 2025, there were euro principal deposits of 438,249,576 and euro principal redemptions of 170,686,675 resulting in an ending euro principal balance of 429,021,461. This equates to 504,104,617 USD. For the year ended December 31, 2024, there were euro principal deposits of 73,810,979, euro principal redemptions of 110,717,094 resulting in an ending euro principal balance of 161,458,560. This equates to 167,191,705 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2025 was an annual nominal rate of 1.10%. The following chart provides the daily rate paid by the Depository since September 30, 2020:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2025	$0.06987	$108.37	0.06%	0.78%
8/1/2025	$0.06388	$105.66	0.06%	0.71%
9/2/2025	$0.06455	$108.05	0.06%	0.70%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and nine months ended September 30, 2025 and 2024, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting U.S. economic uncertainty for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for both 2024 and 2025, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, U.S. economic concerns, Fed easing expectations and rising geopolitical tensions, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR/USD) was mostly rangebound in the third quarter of 2025. After pulling back on additional US tariff announcements, the euro regained on the ratification of a trade agreement. The euro also moved higher due to rates policy divergence as the Fed tilted to dovishness and began rate cuts in September while the European Central Bank (ECB) held policy steady since June. However, rallies have been weighed down by political stressors and fiscal woes in France. The halt in the USD descent in Q3 was also a headwind.

The euro (EUR/USD) ended the third quarter of 2024 higher, supported by a weaker US dollar. The greenback retreated on dovish sentiment leading into the Fed's first rate cut in September and the surprise hike in Japanese rates, which led to a rapid unwind of the US dollar, Japanese yen carry trade (i.e., borrowing in the Japanese yen and investing it in a higher yielding asset like US treasuries). Disappointing US labor data also briefly reignited US hard landing concerns but there were also worries about sticky inflation and weaker growth in the Eurozone. Markets also became concerned about the US election and its impact on the economy, which further weighed on the US dollar, boosting the pair.

The euro (EUR/USD) posted strong gains year-to-date through the third quarter of 2025, mainly fueled by US dollar weakness and increased EU defense spending boosting their domestic economic outlook. The euro extended its gains as the EU’s rates policy began to diverge from the US, with the ECB wrapping up its easing cycle in June while the Fed leaned towards more rate cuts. There was some volatility due to tariff-related trade tensions and political turmoil in France in the third quarter, but overall, the euro has been resilient and price moves have been driven by the greenback.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and signaled that additional tariffs may be imposed. These actions are part of a broader shift in trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including the European Union and China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/euro exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2025, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	600,000	$107.76
August 1, 2025 to August 31, 2025	250,000	107.47
September 1, 2025 to September 30, 2025	300,000	108.17
Total	1,150,000	$107.80

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools