Form 10-Q
period 2026-03-31
Invesco CurrencyShares Euro Trust
filed 2026-05-07
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2026: 4,350,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Euro deposits, interest bearing	$462,431,542	$428,016,741
Euro deposits, non-interest bearing	10,518	—
U.S. Dollar Cash at Depository	—	405,783
Receivable from accrued interest	423,407	410,064
Total Assets	$462,865,467	$428,832,588
Liabilities
Euro deposits, non-interest bearing, overdrawn	$—	$409,263
Due to Broker	—	424
Redemptions payable	—	5,417,933
Accrued Sponsor’s fee	151,907	147,709
Total Liabilities	151,907	5,975,329
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 4,350,000 and 3,900,000 issued and outstanding, respectively	462,713,560	422,857,259
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$462,865,467	$428,832,588

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$1,260,352	$745,943
Total Income	1,260,352	745,943
Expenses
Sponsor’s fee	(441,086)	(171,443)
Total Expenses	(441,086)	(171,443)
Net Comprehensive Income (Loss)	$819,266	$574,500
Basic and Diluted Earnings (Loss) per Share	$0.20	$0.32
Weighted-average Shares Outstanding	4,164,444	1,798,889

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	3,900,000	$422,857,259
Purchases of Shares	—	—	2,050,000	221,371,923
Redemption of Shares	—	—	(1,600,000)	(172,097,382)
Net Increase (Decrease) due to Share Transactions	—	—	450,000	49,274,541
Distributions	(824,552)	(824,552)		—
Net Comprehensive Income (Loss)	819,266	819,266		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	5,286	5,286		(5,286)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(9,412,954)
Balance at March 31, 2026	$—	$—	4,350,000	$462,713,560

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,750,000	$167,424,356
Purchases of Shares	—	—	850,000	84,691,908
Redemption of Shares	—	—	(250,000)	(24,031,466)
Net Increase (Decrease) due to Share Transactions	—	—	600,000	60,660,442
Distributions	(595,802)	(595,802)		—
Net Comprehensive Income (Loss)	574,500	574,500		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	21,302	21,302		(21,302)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		6,381,454
Balance at March 31, 2025	$—	$—	2,350,000	$234,444,950

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$819,266	$574,500
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(13,343)	14,043
Accrued Sponsor's fee	4,198	12,928
Cash due from Depository	—	(5,038)
Due to Broker	(424)	—
Net cash provided by (used in) operating activities	809,697	596,433
Cash flows from financing activities
Distributions paid to shareholders	(824,552)	(595,802)
Proceeds from purchases of redeemable capital Shares	221,371,923	79,694,054
Redemptions of redeemable capital Shares	(177,515,315)	(24,031,466)
Increase (decrease) in payable for Euro Dollar deposits overdrawn	(409,263)	—
Net cash provided by (used in) financing activities	42,622,793	55,066,786
Effect of exchange rate on cash	(9,412,954)	6,370,092
Net change in cash	34,019,536	62,033,311
Cash at beginning of period	428,422,524	167,191,708
Cash at end of period	462,442,060	$229,225,019

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (this “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31,
	2026	2025
Distributions per Share	$0.20	$0.33
Distributions paid	$824,552	$595,802

An income distribution for the month ended March 31, 2026 was paid on April 8, 2026 to holders of record as of April 1, 2026 at a rate of $0.06498 per Share and a total distribution of $282,663.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a euro-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 1.10%. For the three months ended March 31, 2026, there were euro principal deposits of 189,139,289 and euro principal redemptions of 147,620,935 resulting in an ending euro principal balance of 401,342,521. This equates to 462,431,542 USD. For the year ended December 31, 2025, there were euro principal deposits of 456,702,188, euro principal redemptions of 258,336,581 resulting in an ending euro principal balance of 359,824,167. This equates to 422,598,808 USD (which includes USD redemptions payable).

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 1.10%. The following chart provides the daily rate paid by the Depository since March 31, 2021:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2026	$0.06612	$108.42	0.06%	0.72%
2/2/2026	$0.06628	$109.83	0.06%	0.71%
3/2/2026	$0.06666	$109.00	0.06%	0.80%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three months ended March 31, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three months ended March 31, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three months ended March 31, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2026 and 2025, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR) generated modest negative performance for the Fund during the first quarter of 2026 as the currency ultimately depreciated against the U.S. dollar. The euro strengthened early in the quarter as the U.S. dollar fell sharply in January, pushing the pair higher. However, this move reversed later in the quarter as the U.S. dollar recovered in February and March amid heightened geopolitical tensions and a shift toward risk‑off positioning. Europe’s reliance on imported energy added to downward pressure on the euro, as the effective closure of the Strait of Hormuz raised concerns around energy supply disruptions and higher prices.

The euro saw positive performance in the first quarter of 2025, largely supported by US dollar (USD) weakness. Macroeconomic concerns reignited by President Trump’s shifting global tariff policies and growing stagflation fears dented consumer, investor, as well as business sentiment in the US, leading to a sharp downturn in domestic financial markets. In addition, European currencies have been propped up by major defense and infrastructure spending plans which are expected to boost the region’s growth prospects. More specifically, the European Commission announced the ReArm Europe Plan/Readiness 2030 in March, which enables over €800 billion to strengthen the continent’s defense capabilities.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	300,000	$107.91
February 1, 2026 to February 28, 2026	500,000	108.90
March 1, 2026 to March 31, 2026	800,000	106.59
Total	1,600,000	$107.56

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools