Form 10-Q
period 2026-06-30
Invesco CurrencyShares Euro Trust
filed 2026-08-07
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2026: 3,550,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Euro deposits, interest bearing	$374,469,947	$428,016,741
U.S. Dollar Cash at Depository	—	405,783
Receivable from accrued interest	406,292	410,064
Total Assets	$374,876,239	$428,832,588
Liabilities
Euro deposits, non-interest bearing, overdrawn	$22,519	$409,263
Due to Broker	—	424
Redemptions payable	—	5,417,933
Accrued Sponsor’s fee	134,483	147,709
Total Liabilities	157,002	5,975,329
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,550,000 and 3,900,000 issued and outstanding, respectively	374,719,237	422,857,259
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$374,876,239	$428,832,588

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$1,217,270	$1,561,769	$2,477,622	$2,307,712
Total Income	1,217,270	1,561,769	2,477,622	2,307,712
Expenses
Sponsor’s fee	$(425,350)	(480,859)	(866,436)	(652,302)
Total Expenses	(425,350)	(480,859)	(866,436)	(652,302)
Net Comprehensive Income (Loss)	$791,920	$1,080,910	$1,611,186	$1,655,410
Basic and Diluted Earnings (Loss) per Share	$0.20	$0.23	$0.40	$0.51
Weighted-average Shares Outstanding	3,921,429	4,658,791	4,042,265	3,236,740

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2026	$—	$—	4,350,000	$462,713,560
Purchases of Shares	—	—	3,700,000	396,936,101
Redemption of Shares	—	—	(4,500,000)	(482,879,516)
Net Increase (Decrease) due to Share Transactions	—	—	(800,000)	(85,943,415)
Distributions	(809,442)	(809,442)		—
Net Comprehensive Income (Loss)	791,920	791,920		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	17,522	17,522		(17,522)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,033,386)
Balance at June 30, 2026	$—	$—	3,550,000	$374,719,237

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	2,350,000	$234,444,950
Purchases of Shares	—	—	3,450,000	361,305,623
Redemption of Shares	—	—	(450,000)	(46,192,622)
Net Increase (Decrease) due to Share Transactions	—	—	3,000,000	315,113,001
Distributions	(1,101,798)	(1,101,798)		—
Net Comprehensive Income (Loss)	1,080,910	1,080,910		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	20,888	20,888		(20,888)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		30,255,307
Balance at June 30, 2025	$—	$—	5,350,000	$579,792,370

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	3,900,000	$422,857,259
Purchases of Shares	—	—	5,750,000	618,308,024
Redemption of Shares	—	—	(6,100,000)	(654,976,898)
Net Increase (Decrease) due to Share Transactions	—	—	(350,000)	(36,668,874)
Distributions	(1,633,938)	(1,633,938)		—
Net Comprehensive Income (Loss)	1,611,186	1,611,186		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	22,752	22,752		(22,752)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(11,446,396)
Balance at June 30, 2026	$—	$—	3,550,000	$374,719,237

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,750,000	$167,424,356
Purchases of Shares	—	—	4,300,000	445,997,531
Redemption of Shares	—	—	(700,000)	(70,224,088)
Net Increase (Decrease) due to Share Transactions	—	—	3,600,000	375,773,443
Distributions	(1,697,600)	(1,697,600)		—
Net Comprehensive Income (Loss)	1,655,410	1,655,410		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	42,190	42,190		(42,190)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		36,636,761
Balance at June 30, 2025	$—	$—	5,350,000	$579,792,370

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,611,186	$1,655,410
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	3,772	(256,210)
Accrued Sponsor's fee	(13,226)	128,120
Due to Broker	(424)	—
Net cash provided by (used in) operating activities	1,601,308	1,527,320
Cash flows from financing activities
Distributions paid to shareholders	(1,633,938)	(1,697,600)
Proceeds from purchases of redeemable capital Shares	618,308,024	445,997,531
Redemptions of redeemable capital Shares	(660,394,831)	(70,224,088)
Increase (decrease) in payable for Euro Dollar deposits overdrawn	(386,744)	—
Net cash provided by (used in) financing activities	(44,107,489)	374,075,843
Effect of exchange rate on cash	(11,446,396)	36,636,761
Net change in cash	(53,952,577)	412,239,924
Cash at beginning of period	428,422,524	167,191,708
Cash at end of period	374,469,947	$579,431,632

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (this “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions per Share	$0.21	$0.24	$0.40	$0.52
Distributions paid	$809,442	$1,101,798	$1,633,938	$1,697,600

An income distribution for the month ended June 30, 2026 was paid on July 8, 2026 to holders of record as of July 1, 2026 at a rate of $0.0701 per Share and a total distribution of $248,855.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a Euro-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 1.30%. For the six months ended June 30, 2026, there were Euro principal deposits of 530,512,629 and Euro principal redemptions of 562,804,727 resulting in an ending Euro principal balance of 327,532,069. This equates to 374,469,947 USD. For the year ended December 31, 2025, there were Euro principal deposits of 456,702,188, Euro principal redemptions of 258,336,581 resulting in an ending Euro principal balance of 359,824,167. This equates to 422,598,808 USD (which includes USD redemptions payable).

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 1.30%. The following chart provides the daily rate paid by the Depository since June 30, 2021:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2026	$0.06498	$106.37	0.06%	0.72%
5/1/2026	$0.06350	$108.29	0.06%	0.71%
6/1/2026	$0.06529	$107.73	0.06%	0.71%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and six months ended June 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and six months ended June 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the six months ended June 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Euro (EUR) delivered negative performance during the second quarter of 2026 as strength in the USD outweighed support from tighter European monetary policy. The conflict in the Middle East drove energy prices higher, increasing inflation pressures across the Euro area while also raising concerns about the economic impact of higher energy costs on a region that remains a significant net energy importer. In response, the European Central Bank raised its key policy rates by 25 basis points in June. However, concerns over slowing economic growth, combined with significantly higher interest rates in the United States that continued to support the dollar's yield advantage, outweighed the benefits of higher European rates, resulting in Euro weakness against the USD during the quarter.

The Euro (EUR/USD) continued to strengthen in the second quarter of 2025, despite a series of interest rate cuts by the European Central Bank (ECB), but this was largely thanks to tariff-driven USD weakness. The ECB lowered its deposit facility rate by 25 basis points in both April and June, as inflation showed signs of stabilizing and growth remained sluggish. While rate cuts typically weigh on a currency, the Euro proved resilient, supported by expectations that the Federal Reserve will likely also ease policy. In addition, the EU’s proposed increased budget plan and its “ReArm Europe” initiative to increase defense spending, boosted the outlook for its economy vs the US, further supporting the pair.

The Euro (EUR) generated negative performance year-to-date through the second quarter of 2026 as persistent USD strength outweighed periods of support from European monetary policy. During the first quarter, the Euro initially benefited from a weaker USD but later came under pressure as geopolitical tensions intensified and concerns over energy supply disruptions weighed on investor sentiment. In the second quarter, higher energy prices continued to pose challenges for the Euro area's import-dependent economy, while concerns over the impact of elevated energy costs on growth remained a headwind. Although the European Central Bank raised interest rates by 25 basis points in June in response to rising inflation pressures, U.S. interest rates remained materially higher, preserving the dollar's yield advantage and supporting demand for the currency. As a result, the Euro weakened against the USD over the period, leading to negative year-to-date performance.

The Euro (EUR/USD) posted strong gains in the first half of 2025, driven by broad USD weakness and relative optimism for the EU’s economy amid expanded defense spending and budget plans. Deteriorating business and consumer sentiment in the US,sparked by tariff volatility and stagflation concerns, significantly pressured the greenback, increasing demand for de-dollarization trades. While the ECB cut interest rates in both April and June, the Euro remained resilient, supported by expectations of potential Fed easing and a relative improvement in Eurozone stability.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year to the current interest rate at 1.30%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the USD/Euro exchange rate and changes in the nominal annual interest rate paid by the Depository on Euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust's quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	1,700,000	$108.07
May 1, 2026 to May 31, 2026	800,000	107.69
June 1, 2026 to June 30, 2026	2,000,000	106.51
Total	4,500,000	$107.31

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools