Form 10-Q
period 2026-09-30
Invesco CurrencyShares Euro Trust
filed 2026-11-06
CIK 1328598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2026: 3,150,000

INVESCO CURRENCYSHARES® EURO TRUST

Quarter ended September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Euro Trust

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Euro deposits, interest bearing	$330,109,788	$428,016,741
U.S. Dollar Cash at Depository	—	405,783
Receivable from accrued interest	423,059	410,064
Total Assets	$330,532,847	$428,832,588
Liabilities
Euro deposits, non-interest bearing, overdrawn	$27,360	$409,263
Due to Broker	—	424
Redemptions payable	—	5,417,933
Accrued Sponsor’s fee	119,142	147,709
Total Liabilities	146,502	5,975,329
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,150,000 and 3,900,000 issued and outstanding, respectively	330,386,345	422,857,259
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$330,532,847	$428,832,588

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest Income	$1,215,003	$1,523,524	$3,692,625	$3,831,236
Total Income	1,215,003	1,523,524	3,692,625	3,831,236
Expenses
Sponsor’s fee	$(359,463)	(547,790)	(1,225,899)	(1,200,092)
Total Expenses	(359,463)	(547,790)	(1,225,899)	(1,200,092)
Net Comprehensive Income (Loss)	$855,540	$975,734	$2,466,726	$2,631,144
Basic and Diluted Earnings (Loss) per Share	$0.26	$0.19	$0.65	$0.69
Weighted-average Shares Outstanding	3,343,478	5,022,826	3,806,777	3,838,645

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2026	$—	$—	3,550,000	$374,719,237
Purchases of Shares	—	—	850,000	90,406,180
Redemption of Shares	—	—	(1,250,000)	(131,787,410)
Net Increase (Decrease) due to Share Transactions	—	—	(400,000)	(41,381,230)
Distributions	(804,983)	(804,983)		—
Net Comprehensive Income (Loss)	855,540	855,540		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(50,557)	(50,557)		50,557
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,002,219)
Balance at September 30, 2026	$—	$—	3,150,000	$330,386,345

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	5,350,000	$579,792,370
Purchases of Shares	—	—	450,000	48,659,147
Redemption of Shares	—	—	(1,150,000)	(123,973,881)
Net Increase (Decrease) due to Share Transactions	—	—	(700,000)	(75,314,734)
Distributions	(1,017,990)	(1,017,990)		—
Net Comprehensive Income (Loss)	975,734	975,734		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	42,256	42,256		(42,256)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(33,194)
Balance at September 30, 2025	$—	$—	4,650,000	$504,402,186

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	3,900,000	$422,857,259
Purchases of Shares	—	—	6,600,000	708,714,203
Redemption of Shares	—	—	(7,350,000)	(786,764,308)
Net Increase (Decrease) due to Share Transactions	—	—	(750,000)	(78,050,105)
Distributions	(2,438,920)	(2,438,920)		—
Net Comprehensive Income (Loss)	2,466,726	2,466,726		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(27,806)	(27,806)		27,806
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(14,448,615)
Balance at September 30, 2026	$—	$—	3,150,000	$330,386,345

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,750,000	$167,424,356
Purchases of Shares	—	—	4,750,000	494,656,678
Redemption of Shares	—	—	(1,850,000)	(194,197,969)
Net Increase (Decrease) due to Share Transactions	—	—	2,900,000	300,458,709
Distributions	(2,715,590)	(2,715,590)		—
Net Comprehensive Income (Loss)	2,631,144	2,631,144		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	84,446	84,446		(84,446)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		36,603,567
Balance at September 30, 2025	$—	$—	4,650,000	$504,402,186

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$2,466,726	$2,631,144
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(12,995)	(196,280)
Accrued Sponsor's fee	(28,567)	117,535
Due to Broker	(424)	—
Net cash provided by (used in) operating activities	2,424,740	2,552,399
Cash flows from financing activities
Distributions paid to shareholders	(2,438,920)	(2,715,590)
Proceeds from purchases of redeemable capital Shares	708,714,203	494,656,678
Redemptions of redeemable capital Shares	(792,182,241)	(194,197,969)
Increase (decrease) in payable for Euro Dollar deposits overdrawn	(381,903)	13,824
Net cash provided by (used in) financing activities	(86,288,861)	297,756,943
Effect of exchange rate on cash	(14,448,615)	36,603,567
Net change in cash	(98,312,736)	336,912,909
Cash at beginning of period	428,422,524	167,191,708
Cash at end of period	$330,109,788	$504,104,617

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Euro Trust

Notes to Unaudited Financial Statements

September 30, 2026

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

Note 2 – Organization

The Invesco CurrencyShares® Euro Trust (the “Trust”) was formed under the laws of the State of New York on December 5, 2005, when the Sponsor deposited 100 euro in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Invesco Capital Management. The Trust has an unlimited number of shares authorized for issuance.

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the euro plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding euro. The Trust’s assets primarily consist of euro deposits held on demand in two deposit accounts maintained by the Depository: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

This Quarterly Report (this “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at the Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions per Share	$0.24	$0.20	$0.64	$0.71
Distributions paid	$804,983	$1,017,990	$2,438,920	$2,715,590

An income distribution for the month ended September 30, 2026 was paid on October 7, 2026 to holders of record as of October 1, 2026 at a rate of $0.08743 per Share and a total distribution of $275,405.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 – Euro Deposits

Euro principal deposits are held in a Euro-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2026 was an annual nominal rate of 1.50%. For the nine months ended September 30, 2026, there were Euro principal deposits of 608,936,234 and Euro principal redemptions of 678,133,558, resulting in an ending Euro principal balance of 290,626,843. This equates to 330,109,788 USD. For the year ended December 31, 2025, there were Euro principal deposits of 456,702,188 and Euro principal redemptions of 258,336,581, resulting in an ending Euro principal balance of 359,824,167. This equates to 422,598,808 USD (which includes USD redemptions payable).

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

Note 8 – Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Trust, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Trust.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2026 was an annual nominal rate of 1.50%. The following chart provides the daily rate paid by the Depository since September 30, 2021:

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

FXE Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2026	$0.07010	$105.55	0.07%	0.81%
8/3/2026	$0.08284	$106.24	0.08%	0.92%
9/1/2026	$0.08341	$107.26	0.08%	0.92%

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

Results of Operations

During the three and nine months ended September 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and nine months ended September 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and nine months ended September 30, 2026, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The euro (EUR) delivered modestly negative performance during the third quarter of 2026 as renewed U.S. dollar strength outweighed support from tighter European monetary policy. The European Central Bank (ECB) raised its key interest rates by 25 basis points in September as higher energy costs kept inflation elevated. However, the widely anticipated move provided limited support for the currency, as investors remained concerned that expensive energy could weigh on the euro area’s import-dependent economy. The Federal Reserve’s 25-basis-point rate hike later that month reinforced the U.S. dollar’s yield advantage, pushing the euro lower against the U.S. dollar over the quarter.

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

The euro (EUR) generated negative performance year-to-date through the third quarter of 2026. After receiving some support from U.S. dollar weakness early in the year, the currency came under pressure as geopolitical tensions drove energy prices higher, worsening the growth outlook for the energy-import-dependent euro area. The ECB raised rates in June and September to address the resulting inflation pressures, but these moves were not enough to offset the U.S. dollar’s interest-rate advantage. The Federal Reserve’s September rate hike and continued demand for the U.S. dollar left the euro lower over the period.

The euro (EUR/USD) posted strong gains year-to-date through the third quarter of 2025, mainly fueled by U.S. dollar weakness and increased EU defense spending boosting their domestic economic outlook. The euro extended its gains as the EU’s rates policy began to diverge from the US, with the ECB wrapping up its easing cycle in June while the Fed leaned towards more rate cuts. There was some volatility due to tariff-related trade tensions and political turmoil in France in the third quarter, but overall, the euro has been resilient and price moves have been driven by the greenback.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year to the current interest rate at 1.50%, as set forth in the FXE Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will generate net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the USD/Euro exchange rate and changes in the nominal annual interest rate paid by the Depository on Euro held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files with or submits to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust's quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2026, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	650,000	$105.39
August 1, 2026 to August 31, 2026	50,000	106.33
September 1, 2026 to September 30, 2026	550,000	105.39
Total	1,250,000	$105.43

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIgnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Euro Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 5, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 5, 2026	By:	/s/ LORI ANELLO
	Name:	Lori Anello
	Title:	Principal Financial and Accounting Officer, Investment Pools